Form 10KSB
period 1997-09-30
FOUNTAIN COLONY VENTURES INC
filed 1999-07-23
CIK 1080291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1997

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          Commission file number:   33-27230


                       FOUNTAIN COLONY HOLDING CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              95-4723110
            --------                                              ----------
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                 1621 Altivo Way, Los Angeles, California 90026
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (818) 980-0929
                                 --------------
                (Issuer's telephone number, including area code)

          Securities registered under Section 12(g) of the Exchange Act
                                      None
                                      ----
                               Title of each class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   No X

Transitional Small Business Disclosure Format (Check one): Yes   No X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

        State the issuer's revenues for its most recent fiscal year. None

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

              There is no market for the registrant's voting stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date: September 30, 1997

Common Stock, par value $0.001 per share. Shares outstanding 900,000

                       FOUNTAIN COLONY HOLDING CORPORATION

                                  FORM 10--KSB

                               SEPTEMBER 30, 1997


                                      INDEX

                                                                            Page
Part 1

   Item 1   Description of Business                                           3
   Item 2   Description of Property                                           9
   Item 3   Legal Proceedings                                                 9
   Item 4   Submission of Matters to a Vote of Security Holders               9

Part II

   Item 5   Market for Common Equity and Related Stockholder Matters          9
   Item 6   Plan of Operation                                                 9
   Item 7   Financial Statements                                             10
   Item 8   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures                                      11

Part III

   Item 9   Directors, Executive Officers, Promoters and Control Persons,
              Compliance with Section 16(a) of the Exchange Act              11
   Item 10  Executive Compensation                                           11
   Item 11  Security Ownership of Certain Beneficial Owners
              and Management                                                 12
   Item 12  Certain Relationships and Related Transactions.                  12

Part IV

   Item 13  Exhibits and Reports                                             13

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

(a) and (b) Business Development and Business of Issuer


General
-------

     Fountain Colony Holding Corporation (the "Company"), is a Delaware corporation organized on May 6, 1988. In May 1989, the Company sold 10,000 Units of Common Stock in an Initial Public Offering, pursuant to a Registration Statement on Form S-18 filed with the United States Securities and Exchange Commission. The Company's stated business purpose was to "...seek potential business ventures which in the opinion of Management will provide a profit to the Company."

     On August 31, 1990, the Company entered into an agreement whereby the Company acquired Pursuit Capital Corporation, ("PCC") a Florida corporation, for a consideration of 10,260,000 shares of the Company's Common Stock. At the date of that transaction, PCC's principal assets consisted of cash and cash equivalents of $138,577.

     On December 7, 1990, the Company organized a wholly-owned subsidiary, Pursuit Venture Corporation ("PVC") a Delaware corporation. PVC issued 270,000 "units" to its parent company for a consideration of $5,000. Each unit consisted of one share of common stock, par value $0.0001 and a warrant. The warrant entitled its holder to purchase one share of PVC common stock. The warrants have since expired unexercised. Additionally, the Company loaned PVC $30,000. This loan has since been written off.

     The Company organized PVC for the express purpose of distributing the units to the Company's shareholders in order to create a publicly-owned "blank-check" company. During May 1992, the Company distributed 257,844 units (and cash of $1,216 in lieu of units in certain instances) to the Company's stockholders based on their respective pro-rata ownership of the Company. Since the stock distribution in 1992, the Company conducted only nominal operations until new management was appointed in August 1997.

     The Company proposes to seek, investigate and participate in a business combination. Such a combination is expected to take the form of a merger, consolidation, asset acquisition or some other form of combination which Management believes offers potential long-term growth. The Company does not intend to become involved in any business which would require it to register as a securities broker-dealer under the Securities Exchange Act of 1934, as an investment advisor under the Investment Advisor' Act of 1940; or as an investment company under the Investment Company Act of 1940. Except as set forth herein under BUSINESS - Forms of Combination, Management's discretion is otherwise unrestricted and it may participate in any business which may, in the opinion of Management, meet the business objectives discussed herein. (See "BUSINESS.")

     Management believes that business opportunities will become available to the Company due primarily to its status as a publicly-held company, and its flexibility in structuring and participating in business opportunities. The Company has no agreement or understanding to acquire or participate in any business opportunity, nor does it currently have any opportunity under investigation. Decisions as to which business opportunity to pursue will be made by Management of the Company, which will in all probability act without the consent, vote, or approval of the Company's stockholders. (See "BUSINESS".)

     The Company's offices are located at 1621 Altivo Way, Los Angeles, California 90026. Its telephone number is (818) 980-0929 and telecopier number is (818) 980-8746.


Business Plan
-------------

     The Company is a "shell" corporation which proposes to engage in the active search for a business combination or merger opportunity which, in the opinion of Management, will enhance stockholder value.

     Management believes that business opportunities will become available to the Company due primarily to its status as a publicly-held company, and its flexibility in structuring and participating in business opportunities. The proposed corporate structure of the Company has not been the subject of a feasibility study or market research nor is Management aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company stockholders. Therefore, there can be no assurance that a market exists for such a corporate vehicle. At present, there are no plans, agreements, understandings, or commitments to acquire or participate in any business opportunity nor has the Company solicited, received or considered any proposals regarding a possible combination or merger. Further, there can be no assurance that the Company will be successful in locating a suitable entity for a merger or that the Company will be able to consummate a combination.


Forms of Combination
--------------------

     The manner in which the Company participates in a business opportunity is predicated on the nature of the opportunity, the respective needs and desires of the Company and the promoters of the combination, and the relative negotiating strength of the Company and such promoters. It is likely that a combination will take the form of a merger, consolidation, asset acquisition or some other form of combination. The "target" entities may include private companies, partnerships, or sole proprietorships.

     In transacting a combination, a significant amount of additional shares of the Company's Common Stock may be issued. The Company is authorized to issue 1,250,000 shares of Common Stock of which 900,000 shares are issued and outstanding. The Company therefore has only 350,000 shares which may be issued in consideration of a business acquisition. At such time as the Company considers a proposal to effectuate a business combination, it will, in all likelihood, reverse split its stock to enable a large percentage of the Company to be acquired by the owners of the business opportunity, if the circumstances of the transaction so dictate. In such an event, present Management and current stockholders may not have control of a majority of the voting shares of the Company. Further, as part of such a transaction, all or a majority of the Company's Management may be requested to relinquish their positions and new directors and officers may be appointed without a vote by stockholders. Moreover, no assurance can be given as to the experience or qualifications of such persons either in the operation of the activities of the Company or in the operation of the business, asset or property being combined.

     The Company does not propose to restrict its search for combination opportunities to any particular industry, and may, therefore, engage in essentially any business. Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both. The Company has not established a specific level of earnings or assets below which it would not consider a merger or acquisition with a target company.

     The Company intends to obtain, if possible, audited financial statements for the entity which it acquires. It is expected that audited financials will help Management to understand the financial position of the company it acquires and will also help the Company in complying with the financial reporting requirements of the Securities Exchange Act of 1934, if the acquisition would fall within the ambit of such law.

     It is anticipated that business opportunities will become available to the Company from various sources, including its Officers and Directors, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individuals other than its Officers and Directors to act as finders of opportunities for the Company.


Plan of Acquisition
-------------------

     The Officers and Directors of the Company will undertake the analysis of business opportunities. Management will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, Management intends to follow a systematic approach to identify its most suitable acquisition candidates.

     Management intends to concentrate on identifying any number of preliminary prospects which may be brought to its attention through present associations or unsolicited. Management will then apply certain broad criteria to the preliminary prospects. Essentially, this will entail a determination by Management whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries.

     During this initial screening process, Management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in-depth analysis of the target company's operations, although it will encompass a look at most, if not all, of the same areas to be examined once if and when a target company is selected for an in-depth review. For example, at this stage, Management may look at a prospect's unaudited balance sheet. However, when a prospect is selected for an in-depth review, Management will review the prospect's audited financial statements. Nevertheless, Management anticipates this evaluation will entail a broad overview of the business of the target company and should allow a significant percentage of preliminary prospects to be eliminated from further consideration.

     Management will conduct an in depth analysis of five major areas of concern with respect to the target company as follows:

     1. Managerial and Financial Stability. Management will review audited financial statements of the target company and will also research the background of each director and member of management of the target company in order to discern whether the stability of the target company is such that further negotiations are warranted.

     2. Industry Status. Management will research the potential of the target company's industry. The concern here is whether the industry is in a growth, stagnant or declining stage.

     3. Production of Product. If the target company is a manufacturer, Management will review whether it has the necessary resources or access to the necessary resources and supplies to produce a quality product in a timely manner.

     4. Acceptance and Potential of Product. Management will review the acceptance of the target company's product in the market place. Management will also determine whether or not there is potential for the product to be workable and to fulfill its intended purpose.

     5. Development of Target Company. Management will review the target company's state of development (examples: start-up stage, established company, etc.).

     The foregoing is an outline of the areas of concern which most often arise and merit careful scrutiny by Management. Because of the possible varieties of target companies which may come to the attention of Management, additional factors will most likely be considered in any given analysis. Also, the procedures used in such a review are expected to vary depending upon the target company being analyzed. Management may select a target company for further negotiations even though the target may not receive a favorable evaluation in one or more of the five primary areas of concern.

     Management expects to enter into further negotiations with various target company managements following successful conclusion of the initial financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company stockholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities.

     The  Company's  stockholders  will,  in  all  likelihood,   hold  a  lesser
percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders.

     Management does not intend to force an active participation in the affairs of the acquired company. However, Management will evaluate any opportunity offered for such participation if such participation was a necessary ingredient of a merger. It is not the intention of Management to seek such participation. Management will in all likelihood be requested to relinquish any voting control it may exercise prior to a merger to the present management of the business which is acquired.

     Current   Management  would  clearly  not  control  the  surviving  company following such a dilution and will not be in a position to demand an active participation and therefore would not participate unless invited to do so.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

     The interest of Management is to increase stockholder value. If successful all the stockholders, including Management, will benefit. Management's objective is to issue restricted shares of the Company to acquire a private company which is a going concern. If Management is requested to sell a portion of its shares, give away a portion of its shares or cancel a portion of its shares to obtain such a merger, then Management will face a conflict of interest. Presently, Management has no plan on how to deal with this conflict and believes no general plan can be formulated at this time; this may adversely affect the Company's ability to successfully conclude a subsequent merger or acquisition. Conflict resolutions will otherwise be handled on a case-by-case basis. If the conflict cannot be resolved, litigation could therefore occur, which would likely damage the Company's prospects.

     There are no corporate policies, board resolutions or bylaws which deal with conflicts of interest with respect to the sale of shares of the company's shares by Management and none are anticipated to be placed into effect.

     Management cannot commit at this time as to whether a stockholder will have the right to vote to complete a merger/acquisition as the nature of the transaction, and the needs of the candidate will dictate the legal requirements of the transaction.

     In connection with the acquisition of a private business, the Company may not obtain an independent appraisal of the value of the acquired business. Such omission by the Company could result in overvaluation or other related errors which then could adversely effect the price paid by the Company for the private business. It is probable that an existing stockholder's future share values would be adversely effected by factors including but not limited to excess dilution, reduced dividends, if any, and a lack of market for shares.

     Should a stockholder wish to challenge the Company in Court to reverse a merger or otherwise assert damages against the Company's Management for neglect of fiduciary duties in the construction of a merger or acquisition, the legal remedy available to that stockholder under state corporate law will most likely be prohibitively expensive and time consuming.

     The Company has in effect no bylaws understandings, agreements or resolutions which prevent related party transactions. Such bylaws or resolutions could be changed by Management initiative. No such changes are presently being considered.

     There are no present plans, proposals, or arrangements to sell or issue additional shares of the Company prior to an acquisition or a merger.

Competition
-----------

     The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-held entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of working capital resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors.

Regulation and Taxation
-----------------------

     The Company could be subject to regulation under the Investment Company Act of 1940 in the event the Company obtains and continues to hold a minority interest in a number of entities. However, Management intends to seek at most one or two mergers or acquisitions and Management's plan of operation is based on the Company obtaining a controlling interest in any merger or acquisition target company and, accordingly, the Company may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

     The Company could also be required to register under the Investment Company Act of 1940 in the event the Company comes within the definition of an
Investment   Company  contained  in  that  Act  due  to  its  assets  consisting principally of shareholdings held in a number of subsidiaries. Management intends to seek at most one or two mergers or acquisitions, which transactions will result in the Company holding only majority interest in subsidiaries.

     Any securities which the Company acquires in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If the Company elected to resell such securities, such sale could not proceed unless the Securities and Exchange Commission had declared a Registration Statement effective or an exemption from registration was available. Section 4(2) of the 1933 Act, which exempts sales of securities not involving a public offering, would in all likelihood be available since it is likely that any such sale would be a block sale to a private investor to raise additional capital. Although Management's plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, the Company would be required to comply with the provisions of the 1933 Act.

     As a condition to a merger or acquisition, it is possible that the target company's management may request registration of the Company's Common Stock to be received by target company stockholders. In such event, the Company could incur significant registration costs. Management intends to require the target company to bear most, if not all, of the cost of any such registration. Alternatively, the Company may issue "restricted securities" to a prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

     The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

     In the course of a merger or acquisition the Company may undertake, a substantial amount of attention will be focused upon federal and state tax consequences to both the Company and the target company. Presently, under the provisions of federal and various state tax laws, a qualified reorganization between business entities will generally result in tax-free treatment to the parties of the reorganization. This generally requires the company to acquire at least 80% of the combined voting power of the acquired company plus at least 80% of the total number of shares of all other classes of stock in exchange for the voting stock of the acquiring company.

     While the Company expects to structure any merger or acquisition in a manner which will minimize federal and state tax consequences to both the Company and the target company, there is no assurance that such a business combination will meet the statutory requirements of a re-organization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have a substantial adverse effect on the Company. Further, there is no assurance that federal and state tax laws may not be amended in the foreseeable future to preclude the Company, as well as others, from availing itself of the tax-free treatment presently afforded business entities engaged in mergers and acquisitions.

     As of the date hereof no arrangements for merger or acquisition have been made.


Employees
---------

     The Company is a development stage operation and currently has no employees other than its sole Officer and Director. Current Management dose not intend to devote its full-time efforts to the business of the Company. Current Management is not compensated by the Company; however, it is anticipated that, upon completion of an acquisition, the Company may engage full and part-time employees which may include the Company's present management. The need for employees and their availability will be addressed as circumstances warrant.

Facilities
----------

     The Company utilizes the offices of its sole Officer and Director,  Patrick
C. Brooks, on a month-to-month basis at no charge. The services provided include the usage of telephone, telecopier, computers, office fixtures and fittings, and secretarial services. Management does not foresee the need for separate offices until business circumstances dictate otherwise.


ITEM 2. DECSRIPTION OF PROPERTY

     None


ITEM 3. LEGAL PROCEEDINGS

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable - the Company's stock is not traded publicly and no dividends have been paid.


ITEM 6. PLAN OF OPERATION

     Commencing in August 1997, the Company resumed its efforts to identify business opportunities consistent with its objectives. However, the Company's ability to operate was significantly and adversely impacted by the absence of operating funds. Against this background, the Company was unsuccessful in identifying established and profitable operating companies which desired a public listing through a "reverse-merger".

     The Company intends to continue its efforts to achieve its stated objectives. And, Management will continue to use all available resources in its endeavor to successfully complete a business combination. However, in light of the foregoing reasons, the Company's ability to continue to operate or achieve its objectives at the current time is, at best, tenuous. In the absence of operating funds, Management may find it necessary to liquidate the Company in which event there will be a total loss of stockholder funds.

ITEM 7. FINANCIAL STATEMENTS

     See Audited Financial Statements attached hereto.










                       THIS SPACE LEFT BLANK INTENTIONALLY

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                              FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996, AND 1995


Accountant's Report ..........................................................F1

Financial Statements

 Balance Sheets -

    Assets, Liabilities and Stockholders' Equity..............................F2

    Income Statements ........................................................F3

    Statement of Cash Flows ..................................................F4

    Statements of Stockholders' Equity .......................................F5

Notes to Financial Statements ................................................F7

                               ACCOUNTANT'S REPORT


To The Board of Directors and Stockholders
Fountain Colony Holding Corporation

I have audited the accompanying balance sheets of Fountain Colony Holding Corporation (Formerly Argyle Funding, Incorporated) at September 30, 1997, September 30, 1996 and September 30, 1995 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Fountain Colony Holding Corporation at September 30, 1997, September 30, 1996 and September 30, 1995 and the results of its operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ Henry Schiffer
------------------
Henry Schiffer
Certified Public Accountant

                                       F1


                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                              September 30,
                                                    --------------------------------
Current Assets:                                       1997        1996        1995
---------------                                       ----        ----        ----
Cash                                                       0           0           0
                                                    --------    --------    --------

     Total  Current Assets                                 0           0           0
                                                    --------    --------    --------
Investment (note 1e and 2)                                 0           0           0
                                                    --------    --------    --------

Total Assets                                               0           0           0
                                                    ========    ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

Accrued expenses                                       5,000      30,000      25,000
                                                    --------    --------    --------

Total Liabilities                                      5,000      30,000      25,000
                                                    --------    --------    --------

Stockholders' Equity:

Preferred stock - 1,000,000 shares
    Authorized; issued and outstanding
    none; $.01 par value                                --          --          --
Common stock - 1,250,000 shares authorized;
    issued and outstanding 900,000 shares at
    September 30, 1997, 270,000 shares
    at September 30, 1996 and 1995;
    @ $.001 par value (Notes 3, 4, 7 and 8)              900         270         270
Paid in capital                                      232,677     203,307     203,307
Deficit accumulated during the
     development stage                              (238,577)   (233,577)   (228,577)
                                                    --------    --------    --------
     Total Stockholders' Equity (deficit)             (5,000)    (30,000)    (25,000)
                                                    --------    --------    --------

       Total Liabilities and Stockholders' Equity          0           0           0
                                                    ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                                       F2

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                            STATEMENTS OF OPERATIONS



                                                          September 30,
                                               --------------------------------
                                                 1997        1996        1995
                                                 ----        ----        ----
Operating Expenses:

  Selling, G and A                                5,000       5,000       5,000
                                               --------    --------    --------

     Total operating expenses                     5,000       5,000       5,000
                                               --------    --------    --------

Net (loss)                                       (5,000)     (5,000)     (5,000)
                                               ========    ========    ========



Weighted number of shares outstanding:          322,500     270,000     270,000
                                               ========    ========    ========


Net (loss) per share                               (.02)       (.02)       (.02)
                                               ========    ========    ========



   The accompanying notes are an integral part of these financial statements.


                                       F3

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                            STATEMENTS OF CASH FLOWS



                                                           September 30,
                                                   ----------------------------
                                                    1997       1996       1995
                                                    ----       ----       ----
CASH FLOWS FROM OPERATING
      ACTIVITIES

Net (loss)  for the year                           (5,000)    (5,000)    (5,000)

Adjustments to reconcile net income to net cash provided by operating activities

    Increase in accrued expenses                    5,000      5,000      5,000
                                                   ------     ------     ------

NET CASH PROVIDED BY OPERATING ACTIVITIES               0          0          0
                                                   ------     ------     ------

NET INCREASE (DECREASE) IN CASH                         0          0          0

CASH BALANCE, BEGINNING OF PERIOD                       0          0          0
                                                   ------     ------     ------

CASH BALANCE, END OF PERIOD                             0          0          0
                                                   ======     ======     ======




   The accompanying notes are an integral part of these financial statements.

                                       F4



                                   FOUNTAIN COLONY HOLDING CORPORATION
                                 (Formerly Argyle Funding, Incorporated)

                                    STATEMENT OF SHAREHOLDERS' EQUITY
                                     INCEPTION TO SEPTEMBER 30, 1997


                                         Common Shares            Paid In      Accumulated   Stockholders'
                                     Shares         Amount        Capital        Deficit        Equity
                                     ------         ------        -------        -------        ------
May 6, 1988 to Sept
   30, 1988                                                                           (101)          (101)

Sale of common stock
   Feb 16, 1989                        520,000            520          4,480                        5,000

    Oct. 1, 1998 to Sept
    30, 1989                           120,000            120         59,880                       60,000

Net (loss) Oct. 1, 1988
   to Sept. 30, 1989                                                               (16,390)       (16,390)

Net (loss) Oct. 1, 1989
   to Sept. 30, 1990                                                               (38,667)       (38,667)
                                   -----------    -----------    -----------   -----------    -----------

Balance Sept. 30, 1990                 640,000            640         64,360       (55,158)         9,842

Surrender of shares by
   Shareholder                        (100,000)          (100)           100                            0

Issuance of common stock
   for acquisition of Pursuit
   Capital Corporation              10,260,000         10,260        128,317                      138,577
   October 25, 1990

December 17, 1990
    40:1 reverse stock split       (10,530,000)       (10,530)        10,530                            0

Net (loss) Oct. 1, 1990
   to Sept. 30, 1991                                                               (26,205)       (26,205)
                                   -----------    -----------    -----------   -----------    -----------

   Balance Sept. 30, 1991              270,000            270        203,307       (81,363)       122,214

Cash dividend in lieu
    of stock of Pursuit Ventures                                                    (1,216)        (1,216)

Net (loss) Oct. 1, 1991
   to Sept. 30, 1992                                                              (127,076)      (127,076)
                                   -----------    -----------    -----------   -----------    -----------

   Balance Sept. 30, 1992              270,000            270        203,307      (209,655)        (6,078)




               The accompanying notes are an integral part of these financial statements.

                                                   F5

                          FOUNTAIN COLONY HOLDING CORPORATION
                        (Formerly Argyle Funding, Incorporated)

                           STATEMENT OF SHAREHOLDERS' EQUITY
                            INCEPTION TO SEPTEMBER 30, 1997


                                    Common Shares        Paid In  Accumulated  Stockholders'
                                  Shares     Amount      Capital    Deficit     Equity
                                  ------     ------      -------    -------     ------


Balance Sept. 30, 1992           270,000         270     203,307   (209,655)     (6,078)

Net (loss) Oct. 1, 1992
   to Sept. 30, 1993                                                 (7,960)     (7,960)
                                --------    --------    --------   --------    --------

Balance Sept. 30, 1993           270,000         270     203,307   (215,615)    (14,038)

Net (loss) Oct. 1, 1993
   to Sept. 30, 1994                                                 (5,962)     (5,962)
                                --------    --------    --------   --------    --------

     Balance Sept.30, 1994       270,000         270     203,307   (223,577)    (20,000)

Net (loss) Oct. 1, 1994
   to Sept. 30, 1995                                                 (5,000)     (5,000)
                                --------    --------    --------   --------    --------

     Balance Sept. 30, 1995      270,000         270     203,307   (228,577)    (25,000)

Net (loss) Oct. 1, 1995
   to Sept. 30, 1996                                                 (5,000)     (5,000)
                                --------    --------    --------   --------    --------

     Balance Sept. 30, 1996      270,000         270     203,307   (233,577)    (30,000)

Issuance of common stock
   for payment of liabilities    630,000         630      29,370                 30,000
     Note 8

Net (loss) Oct. 1, 1996
   to Sept. 30, 1997                                                 (5,000)     (5,000)
                                --------    --------    --------   --------    --------

Balance Sept. 30, 1997           900,000         900     232,677   (238,577)     (5,000)
                                ========    ========    ========   ========    ========



      The accompanying notes are an integral part of these financial statements.

                                       F6

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                          NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997, 1996, AND 1995




Note 1 Summary of Significant Accounting Policies
-------------------------------------------------

     This summary of significant accounting policies of Fountain Colony Holding Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  Organization and Business Activities:

          The Company was incorporated on May 6, 1988 under the laws of the State of Delaware under the name Argyle Funding, Incorporated. The Company changed its name to Fountain Colony Holding Corporation effective January 2, 1991.

          The Company's business purpose is to seek out business  opportunities,
          including   acquisitions,   that  the  Board  of  Directors,   in  its
          discretion, believes to be good opportunities.

     (b)  Depreciation:

          Depreciation is provided by the straight-line method at rated calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation are eliminated from the accounts, and gains or losses are reflected in income. Repair and maintenance expenditures, not anticipated to extend original asset lives, are charged to income as incurred.

     (c)  Fiscal Year:

          The Company operates on a September 30 fiscal year end.

     (d)  Basis of Operation:

          The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

     (e)  Principles  of   previously   reported   Consolidation   of  financial
          statements:

          The accompanying financial statements include the accounts of Fountain Colony Holding Corporation and previous subsidiaries as listed below. All significant inter company balances and transactions have been eliminated.

                                       F7

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                          NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997, 1996, AND 1995



     (e)  Principles of Consolidation: (continued)

          a. Pursuit Capital Corporation was acquired on October 25, 1990 for 10,260,000 shares of common stock (retroactively reflected at
               255,500 shares after the 40 for 1 reverse stock split). The acquired Company was in the business of venture capital activities. Pursuit Capital was voluntarily dissolved by the Company effective August 5, 1994.

          b. Pursuit Venture Corporation was formed on December 7, 1990 as a wholly owned subsidiary of Fountain Colony Holding Corporation. The Company purchased 270,000 shares with a par value of $.001 and paid $5,000 for the stock. Pursuit Venture was a wholly owned subsidiary through September 30, 1991. In 1992 the Company distributed 257,844 shares of the common stock of Pursuit Venture Corporation to the existing shareholders of the Company and the Company carries the investment in Pursuit Venture remaining held stock of 12,156 shares at $0.

          c. Effective September 30, 1995 the Company has no consolidating subsidiaries as Pursuit Capital was voluntarily dissolved and substantially all the shares of Pursuit Venture Corporation have been distributed.

Note 2 Capitalization of the Company
------------------------------------

     On February 16, 1989, the Company issued 520,000 shares of common stock for a total consideration of $5,000. These shares were restricted securities under Rule 144 of the Securities Act of 1933. As such, these shares were not available to be sold or traded for a period of two years which ended on February 16, 1991.

Note 3 Public Offering
----------------------

     The Company filed a Form S-18 public offering with the Securities and Exchange Commission. The Company sold 10,000 units at a price of $6.00 per unit. Each unit consists of 12 shares of its publicly registered common stock, 12 Class A redeemable common stock warrants, 12 Class B redeemable common stock purchase warrants and 12 Class C redeemable common stock purchase warrants. As of September 30, 1989 all 10,000 units (120,000 shares) were sold and the gross proceeds of the offering, $60,000, were received by the Company.

Note 4 Acquisition and Formation of Subsidiary
----------------------------------------------

     Pursuit Capital Corporation was acquired on October 25, 1990 for 10,260,000 shares of common stock (retroactively reflected at 255,500 shares after the 40 for 1 reverse stock split). The Company was acquired under the purchase method of accounting. The sole asset of the Company reflected as of the date of acquisition was cash and certificates of deposit totaling $138,577.

                                       F8

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                          NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997, 1996, AND 1995



Note 4 Acquisition and Formation of Subsidiary (continued):
-----------------------------------------------------------

     Pursuit Venture Corporation was formed on December 7, 1990. The initial capitalization of Pursuit Venture was based on the issuance of 270,000 shares of common stock to the Company for a purchase price of $5,000. The Company then loaned the newly formed subsidiary $30,000. This $30,000 was spent by the subsidiary and accordingly was reflected in the consolidated financials as operating expenses of the Company in fiscal 1991. However, in 1992 the Company distributed 257,844 of Pursuit Venture's common stock that terminated the parent company-subsidiary relationship.

Note 5 Income Taxes
-------------------

     At September 30, 1997, the Company has a federal operating loss carryforward of $238,577 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

     The net operating losses will expire at various dates commencing in the year 2004 through 2009.

     The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.

     The following is a summary of deferred taxes:

                        Deferred asset        $ 76,000
                        Valuation allowance    (76,000)
                                              --------
                                                     0
                                              ========

Note 6 Options & Warrants
-------------------------

     The Company has not adopted a stock option plan and there are no outstanding warrants.

Note 7 Dividend Policy
----------------------

     The Company has not yet adopted a policy regarding dividends. However, as a result of the stock distribution of Pursuit Venture Corporation to shareholders of the Company, cash in the amount of $1,216 was distributed as a dividend in lieu of the stock of Pursuit Venture at the option of the shareholders in fiscal year 1992.

Note 8 Issuance of Stock
------------------------

     Effective August 28, 1997, the Company issued 630,000 shares of common stock as consideration for the payment of liabilities totaling $30,000 as of the fiscal year ended September 30, 1996. Of the share issuance, 330,000 shares were issued to an officer/director in consideration for satisfying $15,000 of those liabilities and 300,000 shares were issued to other parties in consideration for satisfying $15,000 of those liabilities.


                                       F9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PRMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT


                                   MANAGEMENT


     The following sets forth information concerning the Directors and Officers of the Company:

           Name            Age         Positions
           ----            ---         ---------

     Patrick C. Brooks     51          Director, President, Chief Financial
                                       Officer and Secretary

     The following sets forth certain biographical information pertaining to the Directors and Officers of the Company:

Patrick C. Brooks
-----------------

     Mr. Brooks was the Company's founder and served as its President and a Director from inception in May 1988 to August 1990. He was appointed sole Officer and Director in August 1997.

     Since 1988 Mr. Brooks has served as President of Home Indemnity Incorporated, a company he founded. Formerly, he served as Chairman and President of Bio-Dental Technologies Corporation, a publicly-held company traded on the NASDAQ Stock Exchange. Additionally, he served as joint principal and owner of Thunderbird Securities Corporation and Meridian Securities, Inc., both companies being securities-broker dealers licensed by the Securities and Exchange Commission and the N.A.S.D.

     From 1987 to 1990, Mr. Brooks was the promoter and sponsor of three publicly-held Business Investment Companies. In the fifteen years prior to 1987 he served in the casualty insurance industry in successively advancing underwriting positions with major European and American insurance companies. Since August 1997, Mr. Brooks has served of President and Director of Pursuit Venture Corporation, a publicly-held "shell".


ITEM 10. EXECUTIVE COMPENSATION

     None of the Company's present executive officers are compensated by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, by each director and by each executive officer of the Company. All shares are held beneficially and of record, and each recorded stockholder has sole voting, investment and dispositive power.

                                                 Shares         Percentage of
                                              Beneficially         Shares
Name                                             Owned             Owned
----                                             -----             -----

Patrick C. Brooks (1)                           330,000             36.7

Directors and Officers as a Group               330,000             36.7

 (1) Director and/or Officer of the Company


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As at September 30, 1996, the Company had accrued liabilities of $30,000. In August 1997, the Company issued 330,000 shares of its Common Stock to Mr. Patrick C. Brooks, its sole Officer and Director, as consideration for satisfying $15,000 of those liabilities. This transaction was not conducted at arm's length.

     The Company does not compensate its Officers and Directors. However, the Company's Officers and Directors may, after an acquisition transaction has been competed, be compensated for services rendered thereafter should same be desired by the Company. In such event, a conflict of interest may arise as to the type and amount of compensation to be paid. A conflict of interest may also arise as Officers and Directors offer business opportunities to the Company or assist the Company in the selection of a business opportunity.

     The Company has established the following procedures which may be followed in the resolution of any future conflict of interest between the Company and any of its officers, directors, or stockholders:

     1.   No  officer,   director,   or  stockholder  shall  have  any  duty  or
          responsibility   to  make   any   business   opportunity,   investment
          opportunity or transaction available to the Company;

     2. The existence of a conflict of interest shall be disclosed to the Board of Directors;

     3. The Board of Directors, with the interested Director being counted for purposes of the establishment of a quorum, but abstaining from voting on all matters in which he has an interest, shall approve transactions;

     4. Conflicts of interest shall not be required to be submitted to stockholders for approval nor shall notice be required to be given to the stockholder; and

     5. No independent studies, reports or opinions shall be required in connection with the resolution of a conflict of interest; however, should the Board of Directors, in the exercise of its sole discretion, determine to obtain an independent study, report or opinion, the Board of Directors shall be entitled to solely rely thereon. In addition to the foregoing, the law of the state of Delaware permits additional procedures which may be followed by the Company in resolving any conflict of interest.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                           FOUNTAIN COLONY HOLDING CORPORATION



                                           /s/ Patrick C. Brooks
                                           ---------------------
                                           Patrick C. Brooks
                                           Director, President and Secretary


Date: December 16, 1997