Form 10KSB
period 1998-09-30
FOUNTAIN COLONY VENTURES INC
filed 1999-07-23
CIK 1080291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1998

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

Date: September 30, 1998

Common Stock, par value $0.001 per share. Shares outstanding 900,000

                       FOUNTAIN COLONY HOLDING CORPORATION

                                  FORM 10--KSB

                               SEPTEMBER 30, 1998


                                      INDEX

                                                                            Page
Part 1

   Item 1   Description of Business                                            3
   Item 2   Description of Property                                            9
   Item 3   Legal Proceedings                                                  9
   Item 4   Submission of Matters to a Vote of Security Holders                9

Part II

   Item 5   Market for Common Equity and Related Stockholder Matters           9
   Item 6   Plan of Operation                                                  9
   Item 7   Financial Statements                                              10
   Item 8   Changes in and Disagreements with Accountants on Accounting       11
              and Financial Disclosures

Part III

   Item 9   Directors, Executive Officers, Promoters and Control Persons,
              Compliance with Section 16(a) of the Exchange Act               11
   Item 10  Executive Compensation                                            11
   Item 11  Security Ownership of Certain Beneficial Owners
              and Management                                                  12
   Item 12  Certain Relationships and Related Transactions.                   12

Part IV

   Item 13  Exhibits and Reports                                              13

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

Facilities
----------

     The Company utilizes the offices of its sole Officer and Director,  Patrick
C. Brooks, on a month-to-month basis. Pursuant to an oral agreement, with effect from January 1, 1999, the Company will pay to Mr. Brooks a fee of $500 per month for this usage, which includes the use of telephone, telecopier, computers, office fixtures and fittings, and secretarial services. Management does not foresee the need for separate offices until business circumstances dictate otherwise.


ITEM 2. DECSRIPTION OF PROPERTY

     None


ITEM 3. LEGAL PROCEEDINGS

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II



ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable - the Company's stock is not traded publicly and no dividends have been paid.


ITEM 6. PLAN OF OPERATION

     During 1998, the Company continued its efforts to identify business opportunities consistent with its objectives. However, the Company's ability to operate was significantly and adversely impacted by the absence of operating funds. Against this background, the Company was unsuccessful in identifying established and profitable operating companies which desired a public listing through a "reverse-merger".

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

ITEM 7. FINANCIAL STATEMENTS

     See Audited Financial Statements attached hereto.













                       THIS SPACE LEFT BLANK INTENTIONALLY

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


Accountant's Report ........................................................ F1

Financial Statements

 Balance Sheets -
              Assets, Liabilities and Stockholders' Equity.................. F2

    Statement of Operations ................................................ F3

    Statement of Stockholders' Equity ...................................... F4

    Statements of Cash Flows ............................................... F6

Notes to Financial Statements .............................................. F7

                               ACCOUNTANT'S REPORT


To The Board of Directors and Stockholders
Fountain Colony Holding Corporation

I have audited the accompanying balance sheets of Fountain Colony Holding Corporation (Formerly Argyle Funding, Incorporated) at September 30, 1998 and the related statement of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Fountain Colony Holding Corporation at September 30, 1998 and the results of its operations, stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Henry Schiffer
----------------------
Henry Schiffer
Certified Public Accountant


                                       F1

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                               SEPTEMBER 30, 1998

                                  BALANCE SHEET


                                     ASSETS
                                     ------


Current Assets:
Cash                                                       0
                                                    --------
     Total  Current Assets                                 0
                                                    --------
Investment (note 1e and 2)                                 0
                                                    --------

Total Assets                                               0
                                                    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

Accrued expenses                                      10,000
                                                    --------

Total Liabilities                                     10,000
                                                    --------

Stockholders' Equity:

Preferred stock - 1,000,000 shares
    Authorized; issued and outstanding
    none; $.01 par value                                --          --          --
Common stock - 1,250,000 shares authorized;
    issued and outstanding  900,000 shares at
    September 30, 1998,  @ $.001 par value
    (Notes 3, 4, 7 and 8)                                900
Paid in capital                                      232,677
Deficit accumulated during the
    development stage                               (243,577)   (233,577)   (228,577)
                                                    --------    --------    --------

     Total Stockholders' Equity (deficit)            (10,000)    (30,000)    (25,000)
                                                    --------    --------    --------

       Total Liabilities and Stockholders' Equity          0           0           0
                                                    ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                                       F2

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 30, 1998



Operating Expenses:

  Selling, G and A                                                        5,000
                                                                       --------

     Total operating expenses                                             5,000
                                                                       --------

Net (loss)                                                               (5,000)
                                                                       ========

Weighted number of shares outstanding:                                  900,000
                                                                       ========

Net (loss) per share                                                   nil
                                                                       ========



   The accompanying notes are an integral part of these financial statements.

                                       F3


                                   FOUNTAIN COLONY HOLDING CORPORATION
                                 (Formerly Argyle Funding, Incorporated)

                                    STATEMENT OF SHAREHOLDERS' EQUITY
                                     INCEPTION TO SEPTEMBER 30, 1998


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

                                       F4



                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                        STATEMENT OF SHAREHOLDERS' EQUITY
                         INCEPTION TO SEPTEMBER 30, 1998



                                   Common Shares         Paid In  Accumulated  Stockholders'
                                 Shares      Amount      Capital    Deficit      Equity
                                 ------      ------      -------    -------      ------

Balance Sept. 30, 1992           270,000         270     203,307   (209,655)     (6,078)

Net (loss) Oct. 1, 1992
   to Sept. 30, 1993                                                 (7,960)     (7,960)
                                --------    --------    --------   --------    --------

Balance Sept. 30, 1993           270,000         270     203,307   (215,615)    (14,038)

Net (loss) Oct. 1, 1993
   to Sept. 30, 1994                                                 (5,962)     (5,962)
                                --------    --------    --------   --------    --------

     Balance Sept.30, 1994       270,000         270     203,307   (223,577)    (20,000)

Net (loss) Oct. 1, 1994
   to Sept. 30, 1995                                                 (5,000)     (5,000)
                                --------    --------    --------   --------    --------

     Balance Sept. 30, 1995      270,000         270     203,307   (228,577)    (25,000)

Net (loss) Oct. 1, 1995
   to Sept. 30, 1996                                                 (5,000)     (5,000)
                                --------    --------    --------   --------    --------

     Balance Sept. 30, 1996      270,000         270     203,307   (233,577)    (30,000)

Issuance of common stock
   for payment of liabilities
     Note 8                      630,000         630      29,370                 30,000

Net (loss) Oct. 1, 1996
   to Sept. 30, 1997                                                 (5,000)     (5,000)
                                --------    --------    --------   --------    --------

Balance Sept. 30, 1997           900,000         900     232,677   (238,577)     (5,000)

Net (loss) Oct. 1, 1997
   to Sept. 30, 1998                                                 (5,000)     (5,000)
                                --------    --------    --------   --------    --------

Balance Sept. 30, 1998           900,000         900     232,677   (243,577)    (10,000)
                                ========    ========    ========   ========    ========



   The accompanying notes are an integral part of these financial statements.

                                       F5

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED SEPTEMBER 30, 1998



CASH FLOWS FROM OPERATING
      ACTIVITIES

Net (loss) for the year                                                  (5,000)

Adjustments to reconcile net income to net cash provided by operating activities

    Increase in accrued expenses                                          5,000
                                                                         ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     0
                                                                         ------

NET INCREASE (DECREASE) IN CASH                                               0

CASH BALANCE, BEGINNING OF PERIOD                                             0
                                                                         ------

CASH BALANCE, END OF PERIOD                                                   0
                                                                         ======




   The accompanying notes are an integral part of these financial statements.

                                       F6

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



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

                                       F7

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



Note 1 Summary of Significant Accounting Policies (continued)
-------------------------------------------------------------

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

                                       F8

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

Note 5 Income Taxes
-------------------

     At September 30, 1998, the Company has a federal operating loss carryforward of $243,577 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

     The net operating losses will expire at various dates commencing in the year 2004 through 2009.

     The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.

     The following is a summary of deferred taxes:

                        Deferred asset        $ 77,000
                        Valuation allowance    (77,000)
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

Note 8 Issuance of Stock
------------------------

     Effective August 28, 1997, the Company issued 630,000 shares of common stock in consideration for the payment of liabilities totaling $30,000 as of the fiscal year ended September 30, 1996. Of the share issuance, 330,000 shares were issued to an officer/director in consideration for the payment of $15,000 of these liabilities and 300,000 shares were issued to other parties in consideration for the payment of $15,000 of these liabilities.

                                       F9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PRMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT


                                   MANAGEMENT


     The following sets forth information concerning the Directors and Officers of the Company:

           Name                Age         Positions
           ----                ---         ---------

     Patrick C. Brooks         52          Director, President, Chief Financial
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


Date: December 27, 1998