Form 10QSB
period 1998-12-31
FOUNTAIN COLONY VENTURES INC
filed 1999-07-23
CIK 1080291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10 - QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from ______________ to _______________



                       FOUNTAIN COLONY HOLDING CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware              Commission File No.           95-4723110
             --------              -------------------           ----------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)       33-27230             Identification No.)



                 1621 Altivo Way, Los Angeles, California 90026
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (818) 980-0929
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
         Registrant's Name or former address and former fiscal year, if changed since last Report:


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date: December 31, 1998

     Common Stock, par value $0.001.            Shares outstanding: 900,000

     Transitional Small Business Disclosure Format (Check one): Yes No X

                      FOUNTAIN COLONY HOLDING COTRPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX


Part 1  FINANCIAL INFORMATION                                               Page

             Item 1.     Financial Statements - as attached                    3

             Item 2.     Plan of Operation                                    10


Part II. OTHER INFORMATION

             Item 1.      Legal proceedings                                   10

             Item 2.      Changes in securities                               10

             Item 3.      Defaults upon senior notes                          10

             Item 4.      Submission of matters to a vote of security holders 10

             Item 5.      Other information                                   10

             Item 6.      Exhibits and reports on Form 8-K                    10

Item 1. Financial Statements



                       FOUNTAIN COLONY HOLDING CORPORATION

                              FINANCIAL STATEMENTS

                                December 31, 1998




Financial Statements:

Balance Sheets................................................................4

Statements of Operations......................................................5

Statement of Stockholders' Equity.............................................6

Statements of Cash Flows......................................................7

Notes to Financial Statements...............................................8-9

                       FOUNTAIN COLONY HOLDING CORPORATION

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                     December 31,  September 30,
                                                         1998          1998
                                                      (Unaudited)   (Audited)
                                                      -----------   ---------


Current Assets:
---------------
    Cash                                               $       0    $       0
                                                       ---------    ---------
         Total Current Assets                                  0            0
                                                       ---------    ---------

         Total Assets                                          0            0
                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
--------------------
    Accrued expenses                                      15,750       10,000
                                                       ---------    ---------
         Total Liabilities                                15,750       10,000
                                                       ---------    ---------

Stockholders' Equity
--------------------
    Preferred stock - 1,000,000 shares
         Authorized; issued and outstanding
         none; $.01 par value                               --           --

    Common Stock - 1,250,000 shares authorized;
         issued and outstanding 900,000
         shares at December 31 and September 30, 1998,
         respectively, @ $.001 par value                     900          900

    Paid-in-capital                                      232,677      232,677

    Deficit accumulated during the development
         stage                                          (249,327)    (243,577)
                                                       ---------    ---------

         Total Stockholders' Equity (deficit)            (15,750)     (10,000)
                                                       ---------    ---------

         Total Liabilities and Stockholders' Equity    $       0    $       0
                                                       =========    =========



   The accompanying notes are an integral part of these financial statements.

                       FOUNTAIN COLONY HOLDING CORPORATION

                            STATEMENTS OF OPERATIONS

              For The Three Months Ended December 31, 1998 and 1997
                                   (Unaudited)



                                                        1998             1997
                                                        ----             ----
Operating Expenses:

Selling, general and administrative                   $   5,750       $   1,250
                                                      ---------       ---------

    Total operating expenses                              5,750           1,250
                                                      ---------       ---------

Net loss                                              $  (5,750)      $  (1,250)
                                                      =========       =========

Weighted number of shares outstanding:                  900,000         900,000
                                                      =========       =========

Net loss per share                                    nil             nil
                                                      =========       =========



    The accompanying notes are an integral part of the financial statements.


                              FOUNTAIN COLONY HOLDING CORPORATION

                               STATEMENT OF STOCKHOLDERS' EQUITY

                                       December 31, 1998


                                         Common Stock          Paid-In-  Accumulated  Stockholders'
                                      Number       Amount      Capital     Deficit       Equity
                                      ------       ------      -------     -------       ------

Balance Sept. 30, 1998 (Audited)      900,000    $     900    $ 232,677   $(243,577)   $ (10,000)

Net loss                                                                     (5,750)      (5,750)
October 1 - December 31, 1998
                                    ---------    ---------    ---------   ---------    ---------

Balance Dec. 30, 1998 (Unaudited)     900,000    $     900    $ 232,677   $(249,327)   $ (15,750)
                                    =========    =========    =========   =========    =========



    The accompanying notes are an integral part of the financial statements.


                                       6



                       FOUNTAIN COLONY HOLDING CORPORATION


                            STATEMENTS OF CASH FLOWS

              For the Three Months Ended December 31, 1998 and 1997
                                   (Unaudited)


                                                           1998          1997
                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                   $(5,750)      $(1,250)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Increase in accrued expenses                            5,750         1,250
                                                          -------       -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       0             0
                                                          -------       -------
 NET INCREASE (DECREASED) IN CASH                               0             0


CASH BALANCE, BEGINNING OF PERIOD                               0             0
                                                          -------       -------

CASH BALANCE, END OF PERIOD                                     0             0
                                                          =======       =======



    The accompanying notes are an integral part of the financial statements.

                                       7

                       FOUNTAIN COLONY HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998
                                   (Unaudited)



Note 1 Summary of Significant Accounting Policies
-------------------------------------------------

     The unaudited financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the interim period financial statements.

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

     (b)  Fiscal Year:

          The Company operates on a September 30 fiscal year end.

     (c)  Basis of Operation:

          The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

     (d)  Loss Per Share:

          Loss per share of common stock is computed using the weighted average number of common shares outstanding during the periods shown.

     (e)  Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                       FOUNTAIN COLONY HOLDING CORPORATION

                     NOTES TO FINANCIAL STATEMENTS continued

                                December 31, 1998
                                   (Unaudited)



Note 2 Income Taxes
-------------------

     At December 31, 1998, the Company has a federal operating loss carryforward of $249,327 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

     The net operating losses will expire at various dates commencing in the year 2004 through 2010.

     The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.

                                PLAN OF OPERATION


Item 2.


     As of December 31, 1998, the Company had nominal assets and liabilities of $15,750. In these circumstances the Company is neither able to meet its current obligations nor provide for the operational expenses of its continued existence. In the absence of operational capital, Management may recommend the liquidation of the Company in which event the Company's stockholders will loose any value their shareholding in the Company may have had.



                                OTHER INFORMATION



PART II


Iten 1. Legal Proceedings

        None


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

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


Date: February 16, 1999