Form 10QSB
period 1999-03-31
FOUNTAIN COLONY VENTURES INC
filed 1999-07-23
CIK 1080291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10 - QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from ______________ to _______________

          Commission file number:   33-38214-D


                          FOUNTAIN COLONY VENTURES INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                              95-4734398
           --------                                              ----------
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

                Former Name: Fountain Colony Holding Corporation


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date: March 31, 1999

Common Stock, par value $0.001 per share. Shares outstanding: 900,000

Transitional Small Business Disclosure Format (Check one): Yes  No X

                          FOUNTAIN COLONY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX


Part 1.  FINANCIAL INFORMATION                                              Page

         Item 1.     Financial Statements as attached                       4-10

         Item 2.     Plan of Operation                                        11


Part II. OTHER INFORMATION

         Item 1.      Legal proceedings                                       11

         Item 2.      Changes in securities                                   11

         Item 3.      Defaults upon senior notes                              11

         Item 4.      Submission of matters to a vote of security holders     11

         Item 5.      Other information                                       11

         Item 6.      Exhibits and reports on Form 8-K                        11

Item 1. Financial Statements


                         FOUNTAIN COLONY VENTURES, INC.
                 (Formerly Fountain Colony Holding Corporation)


                              FINANCIAL STATEMENTS


                                 March 31, 1999



Financial Statements:

Balance Sheets................................................................4

Statements of Operations......................................................5

Statement of Stockholders' Equity.............................................6

Statements of Cash Flows......................................................7

Notes to Financial Statements...............................................8-10

                         FOUNTAIN COLONY VENTURES, INC.
                 (Formerly Fountain Colony Holding Corporation)

                                 BALANCE SHEETS



                                     ASSETS
                                     ------

                                                        March 31,  September 30,
                                                          1999          1998
                                                       (Unaudited)   (Audited)
                                                       -----------   ---------
Current Assets:
---------------
    Cash                                                $       0    $       0
                                                        ---------    ---------
         Total Current Assets                                   0            0
                                                        ---------    ---------

    Organizational costs, net                               3,540            0
                                                        ---------    ---------

         Total Assets                                       3,540            0
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
--------------------
    Due to Stockholder                                      3,600            0
    Accrued expenses                                       18,000       10,000
                                                        ---------    ---------
         Total Liabilities                                 21,600       10,000
                                                        ---------    ---------

Stockholders' Equity
--------------------
    Preferred stock - 10,000,000 shares
         Authorized; issued and outstanding
         none; $.01 par value                                --           --

    Common Stock - 50,000,000 shares
         authorized; issued and outstanding
         900,000 shares at March 31, 1999 and
         September 30, 1998, respectively,
         @ $.001 par value                                    900          900

    Paid-in-capital                                       232,677      232,677

    Deficit accumulated during the development
         stage                                           (251,637)    (243,577)
                                                        ---------    ---------

         Total Stockholders' Equity (deficit)             (18,060)     (10,000)
                                                        ---------    ---------

         Total Liabilities and Stockholders' Equity     $   3,540    $       0
                                                        =========    =========


   The accompanying notes are an integral part of these financial statements.



                         FOUNTAIN COLONY VENTURES, INC.
                 (Formerly Fountain Colony Holding Corporation)

                            STATEMENTS OF OPERATIONS

                For The Three and Six Months Ended March 31, 1999
                                   (Unaudited)


                                        Three Months Ended         Six Months Ended
                                      ----------------------    ----------------------
                                        1999          1998         1999        1998
                                        ----          ----         ----        ----
Operating Expenses:
Selling, general and administrative   $   2,310    $   1,250    $   8,060    $   2,500
                                      ---------    ---------    ---------    ---------

    Total operating Expenses              2,310        1,250        8,060        2,500
                                      ---------    ---------    ---------    ---------

Net loss                              $  (2,310)   $  (1,250)   $  (8,060)   $  (2,500)
                                      =========    =========    =========    =========

Weighted number of shares
  outstanding:                          900,000      900,000      900,000      900,000
                                      =========    =========    =========    =========


Net loss per share                          nil          nil          nil          nil
                                      =========    =========    =========    =========




    The accompanying notes are an integral part of the financial statements.






                                  FOUNTAIN COLONY VENTURES, INC.
                         (Formerly Fountain Colony Holding Corporation)

                                STATEMENT OF STOCKHOLDERS' EQUITY

                                         March 31, 1999



                                          Common Stock          Paid-In-   Accumulated  Stockholders'
                                       Number       Amount      Capital      Deficit      Equity
                                       ------       ------      -------      -------      ------


Balance Sept. 30, 1998 (Audited)       900,000    $     900    $ 232,677   $(243,577)   $ (10,000)

Net loss                                                                      (8,060)      (8,060)

October 1, 1998 - March 31, 1999
                                     ---------    ---------    ---------   ---------    ---------

Balance March 31, 1999 (Unaudited)     900,000    $     900    $ 232,677   $(251,637)   $ (18,060)
                                     =========    =========    =========   =========    =========




    The accompanying notes are an integral part of the financial statements.


                                       6



                         FOUNTAIN COLONY VENTURES, INC.
                 (Formerly Fountain Colony Holding Corporation)

                            STATEMENTS OF CASH FLOWS

                For the Three and Six Months Ended March 31, 1999
                                   (Unaudited)



                                            Three Months Ended     Six Months Ended
                                            ------------------    ------------------
                                              1999       1998       1999       1998
                                              ----       ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period                     $(2,310)   $(1,250)   $(8,060)   $(2,500)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Amortization                                 60          0         60          0
    Increase in organizational costs         (3,600)         0     (3,600)         0
    Increase in due to stockholder            3,600          0      3,600          0
    Increase in accrued expenses              2,250      1,250      8,000      2,500
                                            -------    -------    -------    -------

NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                  0          0          0          0
                                            -------    -------    -------    -------

NET INCREASE (DECREASED) IN CASH
                                                  0          0          0          0

CASH BALANCE, BEGINNING OF PERIOD
                                                  0          0          0          0
                                            -------    -------    -------    -------

CASH BALANCE, END OF PERIOD                       0          0          0          0
                                            =======    =======    =======    =======



    The accompanying notes are an integral part of the financial statements.

                                       7

                         FOUNTAIN COLONY VENTURES, INC.
                 (Formerly Fountain Colony Holding Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)



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

     (a)  Organization and Business Activities:

          The Company was incorporated on May 6, 1988 under the laws of the State of Delaware under the name Argyle Funding, Incorporated. The Company changed its name to Fountain Colony Holding Corporation effective January 2, 1991. The Company changed its name to Fountain Colony Ventures, Inc. effective February 19, 1999 (see Note 2).

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

                       FOUNTAIN COLONY HOLDING CORPORATION
                 (Formerly Fountain Colony Holding Corporation)

                     NOTES TO FINANCIAL STATEMENTS continued

                                 March 31, 1999
                                   (Unaudited)



     (f)  Organizational Costs:

          Organizational costs consist of accounting and legal fees, and are being amortized over a sixty month period.


Note 2 Plan and Agreement of Merger
-----------------------------------

     A Plan and Agreement of Merger was made as of the 19th day of February, 1999, between Fountain Colony Ventures, Inc., a Colorado corporation (the "Subsidiary Corporation"), and Fountain Colony Holding Corporation, a Delaware corporation (the "Parent Corporation") to effect a change of domicile from Delaware to Colorado.

     At the date of the merger, the Parent Corporation was authorized to issue one million two hundred and fifty thousand (1,250,000) shares of Common Stock, par value $.001 per share, of which nine hundred thousand (900,000) shares were issued and outstanding and the Subsidiary Corporation was authorized to issue fifty million (50,000,000) shares of Common Stock, par value $.001 per share, of which one hundred (100) shares were issued and outstanding, and owned by the Parent Corporation.

     The Parent Corporation was merged with and into the Subsidiary Corporation, and the Subsidiary Corporation became the surviving corporation in accordance with the laws of the State of Delaware and the State of Colorado.

     On the effective date of the merger, all of the issued and outstanding shares of stock of the Subsidiary Corporation held in the name of the Parent Corporation was canceled, and the issued and outstanding Common Stock, par value $.001, of the Parent Corporation was converted into shares of Common Stock par value $.001, of the Subsidiary Corporation as follows: each holder of Common Stock of the Parent Corporation received one share of Common Stock, par value $.001 of the Subsidiary for each share of Common Stock, par value $.001, held in the Parent Corporation.


Note 3 Due to Related Party
---------------------------

     In order to effect the merger, as outlined in Note 2 above, a shareholder paid various accounting and legal fees totaling $3,600.

                       FOUNTAIN COLONY HOLDING CORPORATION
                 (Formerly Fountain Colony Holding Corporation)

                     NOTES TO FINANCIAL STATEMENTS continued

                                 March 31, 1999
                                   (Unaudited)



Note 4 Income Taxes
-------------------

     At March 31, 1999, the Company has a federal operating loss carryforward of $251,637 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

     The net operating losses will expire at various dates commencing in the year 2004 through 2010.

     The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.

                                PLAN OF OPERATION


Item 2.


     As of March 31, 1999, the Company had nominal assets and liabilities of $12,600. In these circumstances the Company is neither able to meet its current obligations nor provide for the operational expenses of its continued existence. In the absence of operational capital, Management may recommend the liquidation of the Company in which event the Company's stockholders will loose any value their shareholding in the Company may have had.


                                OTHER INFORMATION



PART II


Iten 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K dated February 19, 1999 incorporated herein by reference

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                               PURSUIT VENTURE CORPORATION



                                               /s/ Patrick C. Brooks
                                               ---------------------
                                               Patrick C. Brooks
                                               Director, President and Secretary


Date: April 27, 1999