Form 10QSB
period 1999-06-30
FOUNTAIN COLONY VENTURES INC
filed 1999-07-23
CIK 1080291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10 - QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from ______________ to _______________

          Commission file number:   33-27230

                          FOUNTAIN COLONY VENTURES INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                             95-4723110
            --------                                             ----------
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

Date: June 30, 1999

Common Stock, par value $0.001 per share. Shares outstanding: 900,000

Transitional Small Business Disclosure Format (Check one): Yes  No X

                          FOUNTAIN COLONY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX


Part 1.  FINANCIAL INFORMATION                                              Page

         Item 1.     Financial Statements                                     3

         Item 2.     Plan of Operation                                        11


Part II. OTHER INFORMATION

         Item 1.      Legal proceedings                                       11

         Item 2.      Changes in securities                                   11

         Item 3.      Defaults upon senior notes                              11

         Item 4.      Submission of matters to a vote of security holders     11

         Item 5.      Other information                                       11

         Item 6.      Exhibits and reports on Form 8-K                        11

Item 1. Financial Statements



                         FOUNTAIN COLONY VENTURES, INC.
                 (Formerly Fountain Colony Holding Corporation)

                              FINANCIAL STATEMENTS

                                  June 30, 1999



Financial Statements:

Balance Sheets..............................................................   4

Statements of Operations....................................................   5

Statement of Stockholders' Equity...........................................   6

Statements of Cash Flows....................................................   7

Notes to Financial Statements...............................................8-10

                         FOUNTAIN COLONY VENTURES, INC.
                 (Formerly Fountain Colony Holding Corporation)

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                        June 30,   September 30,
                                                          1999          1998
                                                       (Unaudited)   (Audited)


Current Assets:
    Cash                                                $       0    $       0
                                                        ---------    ---------
         Total Current Assets                                   0            0
                                                        ---------    ---------

    Organizational costs, net                               3,360            0
                                                        ---------    ---------

         Total Assets                                       3,360            0
                                                        =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Due to Stockholder                                      3,600            0
    Accrued expenses                                       20,250       10,000
                                                        ---------    ---------
         Total Liabilities                                 23,850       10,000
                                                        ---------    ---------

Stockholders' Equity
    Preferred stock - 10,000,000 shares
         Authorized; issued and outstanding
         none; $.01 par value                                --           --

    Common Stock - 50,000,000 shares
         authorized; issued and outstanding
         900,000 shares at June 30, 1999 and
         September 30, 1998, respectively,
         @ $.001 par value                                    900          900

    Paid-in-capital                                       232,677      232,677

    Deficit accumulated during the development
         stage                                           (254,067)    (243,577)
                                                        ---------    ---------

         Total Stockholders' Equity (deficit)             (20,490)     (10,000)
                                                        ---------    ---------

         Total Liabilities and Stockholders' Equity
                                                        $   3,360    $       0
                                                        =========    =========


   The accompanying notes are an integral part of these financial statements.


                         FOUNTAIN COLONY VENTURES, INC.
                 (Formerly Fountain Colony Holding Corporation)

                            STATEMENTS OF OPERATIONS

                For The Three and Nine Months Ended June 30, 1999
                                   (Unaudited)



                                        Three Months Ended         Nine Months Ended
                                      ----------------------    ----------------------
                                         1999         1998         1999         1998
                                         ----         ----         ----         ----
Operating Expenses:

Selling, general and administrative   $   2,430    $   1,250    $  10,490    $   3,750
                                      ---------    ---------    ---------    ---------

    Total operating Expenses              2,430        1,250       10,490        3,750
                                      ---------    ---------    ---------    ---------

Net loss                              $  (2,430)   $  (1,250)   $ (10,490)   $  (3,750)
                                      =========    =========    =========    =========

Weighted number of shares
  outstanding:                          900,000      900,000      900,000      900,000
                                      =========    =========    =========    =========

Net loss per share                          nil          nil          nil          nil
                                      =========    =========    =========    =========




    The accompanying notes are an integral part of the financial statements.


                                       5



                                FOUNTAIN COLONY VENTURES, INC.
                        (Formerly Fountain Colony Holding Corporation)

                               STATEMENT OF STOCKHOLDERS' EQUITY

                                         June 30, 1999



                                         Common Stock          Paid-In-  Accumulated  Stockholders'
                                      Number       Amount      Capital      Deficit       Equity
                                      ------       ------      -------      -------       ------

Balance Sept. 30, 1998 (Audited)      900,000    $     900    $ 232,677   $(243,577)   $ (10,000)


Net loss                                                                    (10,490)     (10,490)
October 1, 1998 - June 30, 1999
                                    ---------    ---------   ---------    ---------    ---------



Balance June 30, 1999 (Unaudited)     900,000    $     900   $ 232,677    $(254,067)   $ (20,490)
                                    =========    =========   =========    =========    =========




    The accompanying notes are an integral part of the financial statements.


                                       6


                         FOUNTAIN COLONY VENTURES, INC.
                 (Formerly Fountain Colony Holding Corporation)

                            STATEMENTS OF CASH FLOWS

                For the Three and Nine Months Ended June 30, 1999
                                   (Unaudited)



                                             Three Months Ended       Nine Months Ended
                                            --------------------    --------------------
                                               1999       1998        1999        1998
                                               ----       ----        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                     $ (2,430)   $ (1,250)   $(10,490)   $ (3,750)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Amortization                                 180           0         240           0
    Increase in organizational costs               0           0      (3,600)          0
    Increase in due to stockholder                 0           0       3,600           0
    Increase in accrued expenses               2,250       1,250      10,250       3,750
                                            --------    --------    --------    --------


NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                   0           0           0           0
                                            --------    --------    --------    --------
NET INCREASE (DECREASED) IN CASH
                                                   0           0           0           0

CASH BALANCE, BEGINNING OF PERIOD
                                                   0           0           0           0
                                            --------    --------    --------    --------

CASH BALANCE, END OF PERIOD                        0           0           0           0
                                            ========    ========    ========    ========




    The accompanying notes are an integral part of the financial statements.

                                       7

                         FOUNTAIN COLONY VENTURES, INC.
                 (Formerly Fountain Colony Holding Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)



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

                                  June 30, 1999
                                   (Unaudited)



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

                       FOUNTAIN COLONY HOLDING CORPORATION
                 (Formerly Fountain Colony Holding Corporation)

                     NOTES TO FINANCIAL STATEMENTS continued

                                  June 30, 1999
                                   (Unaudited)


Note 4 Income Taxes
-------------------

     At June 30, 1999, the Company has a federal operating loss carryforward of $254,067 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

     The net operating losses will expire at various dates commencing in the year 2004 through 2010.

     The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.

                                PLAN OF OPERATION


Item 2.


     As of June 30, 1999, the Company had nominal assets and liabilities of $23,850. In these circumstances the Company is neither able to meet its current obligations nor provide for the operational expenses of its continued existence. In the absence of operational capital, Management may recommend the liquidation of the Company in which event the Company's stockholders will loose any value their shareholding in the Company may have had.

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

                                              FOUNTAIN COLONY VENTURES INC.



                                              /s/ Patrick C. Brooks
                                              ---------------------
                                              Patrick C. Brooks
                                              Director, President and Secretary


Date: July 1, 1999