Form 10KSB
period 1999-09-30
FOUNTAIN COLONY VENTURES INC
filed 1999-11-24
CIK 1080291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

     For the fiscal year ended September 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     Commission file number: 33-27230


                         FOUNTAIN COLONY VENTURES, INC.
                         ------------------------------
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

              There is no market for the registrant's voting stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date: September 30, 1999     Common Stock, par value $0.001 per share.

                                   Shares outstanding 900,000

                       FOUNTAIN COLONY HOLDING CORPORATION

                                  FORM 10--KSB

                               SEPTEMBER 30, 1999


                                      INDEX

                                                                           Page
Part 1

   Item 1   Description of Business                                          3
   Item 2   Description of Property                                          9
   Item 3   Legal Proceedings                                                9
   Item 4   Submission of Matters to a Vote of Security Holders              9

Part II

   Item 5   Market for Common Equity and Related Stockholder Matters         9
   Item 6   Plan of Operation                                                9
   Item 7   Financial Statements                                            10
   Item 8   Changes in and Disagreements with Accountants on Accounting     11
              and Financial Disclosures

Part III

   Item 9   Directors, Executive Officers, Promoters and Control Persons,
              Compliance with Section 16(a) of the Exchange Act             11
   Item 10  Executive Compensation                                          12
   Item 11  Security Ownership of Certain Beneficial Owners
              and Management                                                12
   Item 12  Certain Relationships and Related Transactions.                 12

Part IV

   Item 13  Exhibits and Reports                                            13

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

(a) and (b) Business Development and Business of Issuer


General

     Fountain Colony Ventures, Inc.(the "Company") is a Coloardo corporation organized on February 16, 1999. The Company is the successor corporation to Fountain Colony Holding Corporation, a Delaware corporation, by virtue of a Plan of Merger entered into on February 25, 1999. Reference to the Company throughout this Registration Statement is deemed to include reference to its successor corporation.

     Like its predecessor, the Company's business purpose is to acquire a business opportunity which Management believes offers potential long-term growth. The Company will seek to acquire majority interests in an existing business or purchase assets which it will use to establish a business.

     The Company does not intend to become involved in any business which would require it to register as a securities broker-dealer under the Securities Exchange Act of 1934, as an investment advisor under the Investment Advisor's Act of 1940; or as an investment company under the Investment Company Act of 1940. Except as set forth herein under BUSINESS - Forms of Combination, Management's discretion is otherwise unrestricted and it may participate in any business which may, in the opinion of Management, meet the business objectives discussed herein.

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


                                    BUSINESS
Introduction

     The Company is a development stage enterprise which proposes to engage in the active search for a business combination or merger opportunity which, in the opinion of Management, will enhance stockholder value.

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

     In transacting a combination, a significant amount of additional shares of the Company's Common Stock may be issued. The Company is authorized to issue 50,000,000 shares of Common Stock of which 900,000 shares are issued and outstanding. In the event that a substantial number of shares are issued pursuant to a transaction, present Management and current stockholders may not have control of a majority of the voting shares of the Company. Further, as part of such a transaction, the Company's Management may be requested to relinquish its positions and new directors and officers may be appointed without a vote by stockholders. Moreover, no assurance can be given as to the experience or qualifications of such persons either in the operation of the activities of the Company or in the operation of the business, asset or property being combined.

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

     It is anticipated that business opportunities will become available to the Company from various sources, including its Directors and Officers, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individuals other than its Directors and Officers to act as finders of opportunities for the Company.

Plan of Acquisition

     The Directors and Officers of the Company will undertake the analysis of business opportunities. Management will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, Management intends to follow a systematic approach to identify its most suitable acquisition candidates.

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

     During this initial screening process, Management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in-depth analysis of the target company's operations, although it will encompass a look at most, if not all, of the same areas to be examined once, if and when, a target company is selected for an in-depth review. For example, at this stage, Management may look at a prospect's unaudited balance sheet. However, when a prospect is selected for an in-depth review, Management will review the prospect's audited financial statements. Nevertheless, Management anticipates this evaluation will entail a broad overview of the business of the target company and should allow a significant percentage of preliminary prospects to be eliminated from further consideration.

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

     The foregoing is an outline of the areas of concern which most often arise and merit careful scrutiny by Management. Because of the possible varieties of target companies which may come to the attention of Management, additional factors will most likely be considered in any given analysis. Also, the procedures used in such a review are expected to vary depending on the target company being analyzed. Management may select a target company for further negotiations even though the target may not receive a favorable evaluation in one or more of the five primary areas of concern.

     Management expects to enter into further negotiations with various target company managements following successful conclusion of the initial financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company stockholders would acquire in exchange for their shareholdings in the target company. Depending on, amongst other things, the target company's assets and liabilities.

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

     In connection with the acquisition of a private business, the Company may not obtain an independent appraisal of the value of the acquired business. Such omission by the Company could result in an overvaluation or other related errors which then could adversely effect the price paid by the Company for the private business. It is probable that an existing stockholder's future share values would be adversely effected by factors including but not limited to excess dilution, reduced dividends, if any, and the lack of a market for his or her shares.

     Should a stockholder wish to challenge the Company in Court to reverse a merger or otherwise assert damages against the Company's Management for neglect of fiduciary duties in the construction of a merger or acquisition, the legal remedy available to that stockholder under state corporate law will most likely be prohibitively expensive and time consuming to the Company.

     The Company has in effect no bylaws, understandings, agreements or resolutions which prevent related party transactions. Such bylaws or resolutions could be changed by Management initiative. No such changes are presently being considered.

     There are no present plans, proposals, or arrangements to sell or issue additional shares of the Company prior to an acquisition or a merger.

Competition
-----------

     The Company is and will remain an insignificant participant amongst the firms which engage in mergers with and acquisitions of privately-held entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of working capital resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors.

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

     As a condition of a merger or acquisition, it is possible that the target company's management may request registration of the Company's Common Stock to be received by target company stockholders. In such event, the Company could incur significant registration costs. Management intends to require the target company to bear most, if not all, of the cost of any such registration. Alternatively, the Company may issue "restricted securities" to a prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

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

Employees

     The Company is a development stage operation and currently has no employees other than its sole Officer and Director. Current Management does not intend to devote its full-time efforts to the business of the Company. Current Management is not compensated by the Company; however, it is anticipated that, upon completion of an acquisition, the Company may engage full and part-time employees which may include the Company's present management. The need for employees and their availability will be addressed as circumstances warrant.

Facilities

     The Company utilizes the offices of its sole Director and Officer, Patrick
C. Brooks, on a month-to-month basis. With effect from January 1, 1999, the Company has paid Mr. Brooks $500 per month for this usage. Management does not foresee the need for separate offices until business circumstances dictate otherwise.

ITEM 2. DECSRIPTION OF PROPERTY

     None


ITEM 3. LEGAL PROCEEDINGS

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 19, 1999, a Plan of Merger was submitted to Security holders for approval. The Plan of Merger was duly approved. Pursuant to the terms of the Merger Agreement, the predecessor company, Fountain Colony Holding Corporation, a Delaware corporation, was merged into a wholly owned subsidiary, Fountain Colony Ventures, Inc. a Colorado corporation. The Subsidiary corporation was the surviving entity of the Merger. The purpose of the Merger was to efectuate a change of domicile from Delaware to Colorado.


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

ITEM 7. FINANCIAL STATEMENTS

     See Audited Financial Statements attached hereto.









                       THIS SPACE LEFT BLANK INTENTIONALLY

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

     The Company appointed a new firm of independent auditors during the fiscal year. There were no disagreement with the Company's prior independent auditors regarding any matter of accounting principles or practices or financial statements disclosures.


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
                                              Officer and Secretary

     The following sets forth certain biographical information pertaining to the Directors and Officers of the Company:

Patrick C. Brooks

     Mr. Brooks has served as the Company's sole member of the Board of Directors and as its President, Chief Financial Officer and Secretary since February 1999. He served as the sole member of the Borad of Directors, President, Chief Financial Oficer and Secretary of the Company's predecessor from August 1979 until its merger with the Company. He also served as a member of the Board of Directors and President of the Company's predecessor entity from 1989 to 1991.

     Formerly, Mr. Brooks served as Chairman and President of Bio-Dental Technologies Corporation, a publicly-held company traded on the NASDAQ Stock Exchange. Additionally, he served as joint principal and owner of Thunderbird Securities Corporation and Meridian Securities, Inc., both companies being securities-broker dealers licensed by the Securities and Exchange Commission and the N.A.S.D.

     From 1987 to 1990, Mr. Brooks was the promoter and sponsor of three publicly-held Business Investment Companies. In the fifteen years prior to 1987 he served in the casualty insurance industry in successively advancing underwriting positions with major European and American insurance companies.

     From August 1997 to June 1999, Mr. Brooks has served of President and Director of Reliance Resources, Inc., a publicly-held corporation. Since 1989 he has served as President and Director of Goldcrest Corporation, a publicly-held corporation. Since 1991 he has served as President and Director of Avocet Ventures Inc., a publicly-held corporation. Since November 1997, Mr. Brooks has served as a Director and President of Laurel Dental Plan, Inc., a dental managed care organization based in southern California. Additionally, he serves as a Director and Officer of several privately-held corporations.

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

 (1) Director and/or Officer of the Company


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As at September 30, 1996, the Company had accrued liabilities of $30,000. In August 1997, the Company issued 330,000 shares of its Common Stock to Mr. Patrick C. Brooks, its sole Director and Officer, as consideration for satisfying $15,000 of those liabilities. This transaction was not conducted at arm's length.

The Company utilizes the offices of its sole Director and Officer, Patrick C. Brooks, on a month-to-month basis. With effect from January 1, 1999, the Company has paid Mr. Brooks $500 per month for this usage. Additionally, the Company pays Mr. Brooks $250 per month for administrative services which includes the use of telephone, telecopier, computers, office fixtures and fittings, and secretarial services. This transaction was not conducted at arm's length.

     As of the date hereof, the Company accrued liabilities of $26,100 to its sole Director and Officer in consideration for satisfying Company liabilities to third parties and accrued rental and administrative charges. No interest is being charged at this time for the provision of this capital. (See "Financial Information.")

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Form 8 K dated February 19, 1999 incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                             FOUNTAIN COLONY VENTURES, INC.



                                             /s/ Patrick C. Brooks
                                             ---------------------
                                             Patrick C. Brooks
                                             Director, President and Secretary


Date: November 15, 1999

                          FOUNTAIN COLONY VENTURES INC.
                 (Formerly Fountain Colony Holding Corporation)

                              FINANCIAL STATEMENTS

                      For the Year Ended September 30, 1999







Independent Auditor's Report...............................................F-1

Financial Statements:

Balance Sheet..............................................................F-2

Statement of Operations....................................................F-3

Statement of Stockholders' Equity..........................................F-4

Statement of Cash Flows....................................................F-5

Notes to Financial Statements............................................F-6-F-8

                               GERALD R. PERLSTEIN
                           Certified Public Accountant
                      1260 S. Beverly Glen Blvd., Suite 106
                              Los Angeles, CA 90024

                  Telephone (310) 275 4650 Fax. (310) 275 4611




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
FOUNTAIN COLONY VENTURES INC.
Los Angeles, California



I have audited the accompanying statements of financial position of FOUNTAIN COLONY VENTURES INC. (formerly Fountain Colony Holding Corporation) as of September 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FOUNTAIN COLONY VENTURES INC. (formerly Fountain Colony Holding Corporation) as of September 30, 1999 and the results of its operations, stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ Gerald R. Perlstein
-----------------------
Gerald R. Perlstein
Los Angeles, California

November 15, 1999

                          FOUNTAIN COLONY VENTURES INC.
                 (Formerly Fountain Colony Holding Corporation)

                                  BALANCE SHEET

                               September 30, 1999
                               ------------------




                                     ASSETS
                                     ------




Current Assets:                                                          None
---------------

Other Assets:
-------------
    Organizational costs, Net                                         $   3,180
                                                                      ---------

         Total Assets                                                 $   3,180
                                                                      =========




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
--------------------
    Due to Stockholder                                                   26,100
                                                                      ---------

         Total Liabilities                                               26,100
                                                                      ---------


Stockholders' Equity
--------------------
    Preferred Stock - 10,000,000 shares authorized;
         issued and outstanding - none @ $.001 par value

    Common Stock - 50,000,000 shares authorized;
         issued and outstanding 900,000 shares @ $.001 par value            900

    Paid-in-capital                                                     232,677

    Accumulated deficit                                                (256,497)
                                                                      ---------

         Total Stockholders' Equity                                     (22,920)
                                                                      ---------

         Total Liabilities and Stockholders' Equity                   $   3,180
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                          FOUNTAIN COLONY VENTURES INC.
                 (Formerly Fountain Colony Holding Corporation)

                             STATEMENT OF OPERATIONS

                      For The Year Ended September 30, 1999






Operating Expenses:

    Amortization
    General and administrative                                          $    420
                                                                          12,500
                                                                        --------

    Total operating Expenses                                              12,920
                                                                        --------

Net loss                                                                $ 12,920
                                                                        ========


Weighted number of shares outstanding:                                   900,000
                                                                        ========


Net loss per share                                                      $  0.001
                                                                        ========









    The accompanying notes are an integral part of the financial statements.



                                 FOUNTAIN COLONY VENTURES INC.
                        (Formerly Fountain Colony Holding Corporation)

                               STATEMENT OF STOCKHOLDERS' EQUITY

                             For The Year Ended September 30, 1999


                                     Common Stock                                     Total
                                ----------------------     Paid-In-  Accumulated  Stockholders'
                                 Number        Amount      Capital     Deficit       Equity
                                 ------        ------      -------     -------       ------

Balance September 30, 1994        270,000    $     270    $ 203,307   $(223,577)   $ (20,000)


Net loss for period                                                      (5,000)      (5,000)
                                ---------    ---------    ---------   ---------    ---------


Balance September 30, 1995        270,000          270      203,307    (228,577)     (25,000)


Net loss for period                                                      (5,000)      (5,000)
                                ---------    ---------    ---------   ---------    ---------


Balance September 30, 1996        270,000          270      203,307    (233,577)     (30,000)


Issuance of common stock
   for payment of liabilities     630,000          630       29,370                   30,000


Net loss for period                                                      (5,000)      (5,000)
                                ---------    ---------    ---------   ---------    ---------


Balance September 30, 1997        900,000          900      232,677    (238,577)      (5,000)


Net loss for period                                                      (5,000)      (5,000)
                                ---------    ---------    ---------   ---------    ---------


Balance September 30, 1998        900,000          900      232,677    (243,577)     (10,000)


Net loss for period                                                     (12,920)     (12,920)
                                ---------    ---------    ---------   ---------    ---------

Balance September 30, 1999        900,000    $     900    $ 232,677   $(256,497)   $ (22,920)
                                =========    =========    =========   =========    =========



           The accompanying notes are an integral part of the financial statements.

                                             F-4

                          FOUNTAIN COLONY VENTURES INC.
                 (Formerly Fountain Colony Holding Corporation)

                             STATEMENT OF CASH FLOWS

                      For The Year Ended September 30, 1999


CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period                                                $(12,920)

Adjustments to reconcile net loss to net cash provided
    by operating activities
         Amortization                                                       420
         Increase in organizational costs                                (3,600)
         Increase in due to stockholder                                  16,100
                                                                       --------


NET CASH USED BY OPERATING ACTIVITIES                                         0
                                                                       --------


CASH FLOWS FROM INVESTING ACTIVITIES                                          0
                                                                       --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                    0
    Proceeds from contributed capital                                         0
                                                                       --------
    Net cash provided by financing activities                                 0
                                                                       --------


NET INCREASE (DECREASED) IN CASH                                              0


CASH BALANCE, BEGINNING OF PERIOD                                             0
                                                                       --------


CASH BALANCE, END OF PERIOD                                                   0
                                                                       ========




    The accompanying notes are an integral part of the financial statements.

                          FOUNTAIN COLONY VENTURES INC.
                 (Formerly Fountain Colony Holding Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended September 30, 1999



Note 1 Summary of Significant Accounting Policies
-------------------------------------------------

     (a)  Organization and Business Activities:

          The Company was incorporated on May 6, 1988 under the laws of the State of Delaware under the name Argyle Funding, Incorporated. The Company changed its name to Fountain Colony Holding Corporation effective January 2, 1991. The Company has been inactive since October 1994. The Company changed its name to Fountain Colony Ventures Inc. effective February 19, 1999 (see Note 2). The Company's business purpose is to seek business opportunities, including acquisitions and mergers, which management believes offers long term growth potential, and does not propose to engage in any activity prior to this combination.

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

     (f)  Organizational Costs:

          Organizational costs consist of costs incurred for professional services at the reorganization of the Company in February 1999 and is being amortized over a five year period.

                          FOUNTAIN COLONY VENTURES INC.
                 (Formerly Fountain Colony Holding Corporation)

                     NOTES TO FINANCIAL STATEMENTS continued

                      For The Year Ended September 30, 1999



     (g)  Prior Audits:

          The financial statements of the Company for the years ended September 30, 1998, 1997, 1996 and 1995 were audited by other auditors whose report were dated October, 1998, and expressed unqualified opinions of those financial statements.

     (h)  Statement of Cash Flow:

          Supplemental disclosure of cash flow information is as follows:

          There has been no cash paid for interest or taxes for the year ended September 30, 1999.


Note 2 Plan and Agreement of Merger
-----------------------------------

     A Plan and Agreement of Merger was made as of the 19th day of February, 1999, between Fountain Colony Ventures Inc., a Colorado corporation (the "Subsidiary Corporation"), and Fountain Colony Holding Corporation, a Delaware corporation (the "Parent Corporation") to effect a change of domicile from Delaware to Colorado.

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

                          FOUNTAIN COLONY VENTURES INC.
                 (Formerly Fountain Colony Holding Corporation)

                     NOTES TO FINANCIAL STATEMENTS continued

                      For The Year Ended September 30, 1999



Note 3 Due to Related Party
---------------------------

     In order to effect the merger, as outlined in Note 2 above, the President of the Company paid various costs for professional services totaling $3,600, which has been capitalized as organizational costs and accrued as a liability.

     In addition, the President paid various fees for auditing and accounting services totaling $5,000, and has accrued office rent and secretarial services of $7,500 during the fiscal year.

     A total of $10,000 had been accrued for general and administrative costs during the fiscal years ending September 30, 1997 and 1998.

Note 4 Income Taxes
-------------------

     At September 30, 1999, the Company has a federal operating loss carryforward of $256,497 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

     The net operating losses will expire at various dates commencing in the year 2004 through 2019.

     The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.

Note 5 Commitments
------------------

     The Company has no outstanding commitments or obligations, nor is it a party to any litigation. The Company presently utilizes office space and secretarial services provided by its President at a cost of $750 per month.

Note 6 Issuance of Stock
------------------------

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

                       FOUNTAIN COLONY HOLDING CORPORATION
                     (Formerly Argyle Funding, Incorporated)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


Accountant's Report ...................................................... F-10

Financial Statements

 Balance Sheets -
              Assets, Liabilities and Stockholders' Equity................ F-11

    Statement of Operations .............................................. F-12

    Statement of Stockholders' Equity .................................... F-13

    Statements of Cash Flows ............................................. F-15

Notes to Financial Statements ............................................ F-16

                              Henry Schiffer, CPA
                           A Professional Corporation
           315 South Beverly Drive, Suite 302 Beverly Hills, CA 90212
                     Phone: 310.286.6830 Fax: 310.286.6840







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

                                      F-11

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

                                         F-14

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