Form 10QSB
period 1999-12-31
FOUNTAIN COLONY VENTURES INC
filed 2000-05-10
CIK 1080291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10 - QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _______________ to ______________

     Commission file number: 33-27230

                          FOUNTAIN COLONY VENTURES INC.
             (Exact name of registrant as specified in its charter)

            Colorado                                             95-4723110
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                 1621 Altivo Way, Los Angeles, California 90026
                    (Address of principal executive offices)

                                 (818) 980-0929
              (Registrant's telephone number, including area code)


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

Date: December 31, 1999 Common Stock, par value $0.001 per share.
Shares outstanding: 900,000

Transitional Small Business Disclosure Format (Check one): Yes   No X

                          FOUNTAIN COLONY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX


Part 1     FINANCIAL INFORMATION                                         Page

           Item 1.   Financial Statements

                     Balance Sheets.......................................F-1

                     Statements of Operations.............................F-2

                     Statements of Cash Flows.............................F-3

                     Notes to Financial Statements......................F-4-F-5

           Item 2.   Plan of Operation                                     3


Part II.   OTHER INFORMATION

           Item 1.   Legal proceedings                                     3

           Item 2.   Changes in securities                                 3

           Item 3.   Defaults upon senior notes                            3

           Item 4.   Submission of matters to a vote of security holders   3

           Item 5.   Other information                                     3

           Item 6.   Exhibits and reports on Form 8-K                      3

                         FOUNTAIN COLONY VENTURES, INC.

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                     December 31,  September 30,
                                                         1999          1999
                                                      (Unaudited)   (Audited)
                                                      -----------   ---------
Current Assets:                                            None          None
---------------

Other Assets:
-------------
    Organizational costs, net                          $   3,000    $   3,180
                                                       ---------    ---------

         Total Assets                                      3,000        3,180
                                                       =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
--------------------
    Due to Stockholder                                    28,350       26,100
                                                       ---------    ---------
         Total Liabilities                                28,350       26,100
                                                       ---------    ---------

Stockholders' Equity
--------------------
    Preferred stock - 10,000,000 shares
         authorized; issued and outstanding
         none; $.001 par value                              --           --


    Common Stock - 50,000,000 shares authorized;
         issued and outstanding 900,000 shares at
         December 31 and September 30, 1999,
         respectively, @ $.001 par value                     900          900

    Paid-in-capital                                      232,677      232,677

    Accumulated Deficit                                 (258,927)    (256,497)
                                                       ---------    ---------

         Total Stockholders' Equity (deficit)            (25,350)     (22,920)
                                                       ---------    ---------

         Total Liabilities and Stockholders' Equity    $   3,000    $   3,180
                                                       =========    =========


   The accompanying notes are an integral part of these financial statements.

                         FOUNTAIN COLONY VENTURES, INC.

                            STATEMENTS OF OPERATIONS

              For The Three Months Ended December 31, 1999 and 1998
                                   (Unaudited)





Operating Expenses:                                     1999             1998
                                                        ----             ----

Amortization                                          $     180       $       0

General and administrative                            $   2,250       $   5,750
                                                      ---------       ---------

    Total operating expenses                              2,430           5,750
                                                      ---------       ---------

Net loss                                              $  (2,430)      $  (5,750)
                                                      ---------       ---------

Weighted number of shares outstanding:                  900,000         900,000
                                                      ---------       ---------

Net loss per share                                          nil             nil
                                                      ---------       ---------




    The accompanying notes are an integral part of the financial statements.

                         FOUNTAIN COLONY VENTURES, INC.

                            STATEMENTS OF CASH FLOWS

              For the Three Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                            1999          1998
                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period                                   $(2,430)      $(5,750)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Amortization                                              180             0
    Increase due to stockholder                             2,250         5,750
                                                          -------       -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       0             0
                                                          -------       -------

 NET INCREASE (DECREASED) IN CASH                               0             0

CASH BALANCE, BEGINNING OF PERIOD                               0             0
                                                          -------       -------

CASH BALANCE, END OF PERIOD                                     0             0
                                                          -------       -------




    The accompanying notes are an integral part of the financial statements.

                         FOUNTAIN COLONY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (Unaudited)


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

          The Company changed its name to Fountain Colony Ventures, Inc., effective February 19, 1999.

          The Company's business purpose is to seek out business opportunities, including acquisitions, and mergers which management believes offers long-term growth potential, and does not propose to engage in any activity prior to this combination.

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

                         FOUNTAIN COLONY VENTURES, INC.

                     NOTES TO FINANCIAL STATEMENTS continued

                                December 31, 1999
                                   (Unaudited)


     (f)  Organizational Costs:

          Organizational costs consist of costs incurred for professional services at the Reorganization of the Company in February 1999 and is being amortized over sixty months.


Note 2 Income Taxes
-------------------

     At December 31, 1999, the Company has a federal operating loss carryforward of $258,927 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law. The net operating losses will expire at various dates commencing in the year 2004 through 2019. The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.


Note 3 Due to Related Party
---------------------------

     The Company presently utilizes office space and secretarial services provided by its President at a cost of $750 per month. The Company increased its accruals for general and administrative costs, due its majority stockholder, by $2,250 and $750 during the three months ended December 31, 1999 and 1998, respectively.

                                PLAN OF OPERATION


Item 2.

     As of December 31, 1999, the Company had nominal assets and liabilities of $28,350. In these circumstances the Company is neither able to meet its current obligations nor provide for the operational expenses of its continued existence. In the absence of operational capital, Management may recommend the liquidation of the Company in which event the Company's stockholders will loose any value their shareholding in the Company may have had.


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

                                               FOUNTAIN COLONY VENTURES INC.



                                               / s / Patrick C. Brooks
                                               -----------------------
                                               Patrick C. Brooks
                                               Director, President and Secretary


Date: February 29, 2000