Form 10QSB
period 2000-03-31
FOUNTAIN COLONY VENTURES INC
filed 2000-05-19
CIK 1080291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10 - QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from ______________ to ______________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date: March 31, 2000     Common Stock, par value $0.001 per share.
Shares outstanding: 3,780,000

     Transitional Small Business Disclosure Format (Check one): Yes___ No X

                          FOUNTAIN COLONY VENTURES INC.
                          (A DEVELOPMENT STAGE COMPANY)





Part 1    FINANCIAL INFORMATION                                             Page

          Item 1.     Financial Statements

          Item 2.     Plan of Operation                                       3


Part II.  OTHER INFORMATION

          Item 1.     Legal proceedings                                       4

          Item 2.     Changes in securities                                   4

          Item 3.     Defaults upon senior notes                              4

          Item 4.     Submission of matters to a vote of security holders     4

          Item 5.     Other information                                       4

          Item 6.     Exhibits and reports on Form 8-K                        4

                         FOUNTAIN COLONY VENTURES, INC.

                              FINANCIAL STATEMENTS

                                 March 31, 2000







Financial Statements:

Independent Accountants Review Report ..............................      F-1

Balance Sheets .....................................................      F-2

Statements of Operations ...........................................      F-3

Statement of Stockholders' Equity ..................................      F-4

Statements of Cash Flows ...........................................      F-5

Notes to Financial Statements ......................................   F-6 - F-7

                               Gerald R. Perlstein
                           Certified Public Accountant
                      1260 S. Beverly Glen Blvd., Suite 106
                              Los Angeles, CA 90024
                            Telephone (310) 275 4650




                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Fountain Colony Ventures, Inc.
Los Angeles, California


I have reviewed the accompanying balance sheet of Fountain Colony Ventures, Inc. as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial are the responsibility of the Company' management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

I have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Fountain Colony Ventures, Inc. as of September 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein) and in my report dated November 15, 1999, I expressed an unqualified opinion on those financial statements.


/s/ Gerald R. Perlstein
-----------------------
Gerald R. Perlstein
Los Angeles, CA
April 3, 2000


                           FOUNTAIN COLONY VENTURES, INC.

                                   BALANCE SHEETS



                                       ASSETS
                                       ------

                                                                March 31,  September 30,
                                                                   2000        1999
                                                               (Unaudited)  (Audited)
                                                               -----------  ---------
Current Assets:                                                     None         None
---------------

Other Assets:
-------------
    Organizational costs, net                                  $   2,820    $   3,180
                                                               ---------    ---------

         Total Assets                                              2,820        3,180
                                                               =========    =========




                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------


Current Liabilities:
--------------------
    Due to Stockholder                                            30,600       26,100
                                                               ---------    ---------
         Total Liabilities                                        30,600       26,100
                                                               ---------    ---------

Stockholders' Equity
--------------------
    Preferred stock - 10,000,000 shares
         authorized; issued and outstanding
         none; $.001 par value                                      --           --

Common Stock -- 50,000,000 shares authorized;
         issued and outstanding 3,780,000 shares and
         900,000 shares at March 31, 2000 and
         September 30, 1999, respectively, @ $.001 par value       3,780          900

    Paid-in-capital                                              229,797      232,677

    Accumulated Deficit                                         (261,357)    (256,497)
                                                               ---------    ---------

         Total Stockholders' Equity (deficit)                    (27,780)     (22,920)
                                                               ---------    ---------

         Total Liabilities and Stockholders' Equity            $   2,820    $   3,180
                                                               =========    =========


   The accompanying notes are an integral part of these financial statements.

                                      F-2

                               FOUNTAIN COLONY VENTURES, INC.

                                  STATEMENTS OF OPERATIONS

                 For The Three and Six Months Ended March 31, 2000 and 1999
                                         (Unaudited)




                                            Three Months Ended             Six Months Ended
                                            -------------------           -------------------
                                            2000           1999           2000           1999
                                            ----           ----           ----           ----

Operating Expenses:

Amortization                             $       180    $        60    $       360    $        60

General and administrative               $     2,250    $     2,250    $     4,500    $     8,000
                                         -----------    -----------    -----------    -----------

    Total operating expenses             $     2,430    $     2,310    $     4,860    $     8,060
                                         -----------    -----------    -----------    -----------

Net loss                                 $    (2,430)   $    (2,310)   $    (4,860)   $    (8,060)
                                         ===========    ===========    ===========    ===========

Weighted number of shares outstanding:     2,820,000        900,000      1,860,000        900,000
                                         ===========    ===========    ===========    ===========


Net loss per share                               nil            nil            nil            nil
                                         ===========    ===========    ===========    ===========





            The accompanying notes are an integral part of the financial statements.

                                              F-3

                                  FOUNTAIN COLONY VENTURES INC.

                                STATEMENT OF STOCKHOLDERS' EQUITY

                               For The Period Ended March 31, 2000
                                           (Unaudited)



                                                                                       Total
                               Common        Stock        Paid-In-     Accumulated  Stockholders'
                               Number        Amount       Capital        Deficit       Equity
                               ------        ------       -------        -------       ------

Balance September 30, 1998      900,000    $      900    $  232,677    $ (243,577)      (10,000)

Net loss for period                                                       (12,920)      (12,920)
                             ----------    ----------    ----------    ----------    ----------

Balance September 30, 1999      900,000           900       232,677      (256,497)   $   (2,920)

Forwarded 4.2 to 1 stock
   split                      2,880,000         2,880        (2,880)
                             ----------    ----------    ----------    ----------    ----------

Net loss October 1, 1999
to March 31, 2000                                                          (4,860)       (4,860)
                             ----------    ----------    ----------    ----------    ----------

Balance March 31, 2000        3,780,000    $    3,780    $  229,797    $ (261,357)   $  (27,780)
                             ==========    ==========    ==========    ==========    ==========






            The accompanying notes are an integral part of the financial statements.

                                              F-4


                            FOUNTAIN COLONY VENTURES, INC.

                               STATEMENTS OF CASH FLOWS

              For the Three and Six Months Ended March 31, 2000 and 1999
                                      (Unaudited)



                                              Three Months Ended       Six Months Ended
                                              ------------------       ----------------
                                              2000         1999        2000       1999
                                              ----         ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period                     $ (2,430)   $ (2,310)   $ (4,860)   $ (8,060)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Amortization                              $    180    $     60    $    360    $     60
  Increase in organizational costs                      $ (3,600)               $ (3,600)
  Increase due to stockholder               $  2,250    $  5,850    $  4,500    $ 11,600
                                            --------    --------    --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES          0           0           0           0
                                            --------    --------    --------    --------

NET INCREASE (DECREASED) IN CASH                   0           0           0           0

CASH BALANCE, BEGINNING OF PERIOD                  0           0           0           0
                                            --------    --------    --------    --------

CASH BALANCE, END OF PERIOD                        0           0           0           0
                                            ========    ========    ========    ========







       The accompanying notes are an integral part of the financial statements.

                                         F-5

                         FOUNTAIN COLONY VENTURES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)

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

                         FOUNTAIN COLONY VENTURES, INC.

                     NOTES TO FINANCIAL STATEMENTS continued

                                 March 31, 2000
                                   (Unaudited)

     (f)  Organizational Costs:

          Organizational costs consist of costs of $3,600 incurred for professional services at the Reorganization of the Company in February 1999 and is being amortized over sixty months.


Note 2 Income Taxes
-------------------

     At March 31, 2000, the Company has a federal operating loss carryforward of $261,357 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law. The net operating losses will expire at various dates commencing in the year 2004 through 2019. The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.


Note 3 Due to Related Party
---------------------------

     The Company presently utilizes office space and secretarial services provided by its President at a cost of $750 per month. The Company increased its accruals for general and administrative costs, due its majority stockholder, by $2,250 and $2,250 during the three months ended March 31, 2000 and 1999, respectively.


Note 4 Plan of Reorganization
-----------------------------

     On January 19, 2000, the Company entered into an agreement and Plan of Reorganization with Green Medical Company Ltd. (Green Medical), a foreign corporation, and its sole stockholder. Under the terms of the agreement, the Company will acquire all the outstanding shares of Green Medical in exchange for approximately 85% of the outstanding common stock of the Company, in a tax-free exchange. This agreement has not yet been consummated.

     On January 28, 2000, the Company authorized a 4.2 to 1 forward stock split of its 900,000 issued and outstanding shares of common stock, increasing the issued and outstanding number of shares to 3,780,000.

                                PLAN OF OPERATION


Item 2.


     On January 19, 2000, Fountain Colony Ventures, Inc. (the "Company") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Green Medical Company Ltd. ("Green Medical") a Japanese concern, and the sole shareholder of Green Medical, Mr. Katumori Hayashi. Under the terms of the Agreement, the Company will acquire all of the issued and outstanding shares of Green Medical, becoming its sole shareholder in an attempted tax-exempt share exchange.

     Green Medical owns and operates a chain of 18 pharmacies, mostly centereed in Nagoya, Japan.

     Under the terms of the Reorganization Agreement the Company's pre-existing shareholders will end up with 15% of the issued and outstanding shares post-exchange. The remaining 85% will be held by Mr. Hayashi. After Green Medical becomes the Company's sole wholly owned subsidiary, the Company's current Board will withdraw, appointing Japanese successors.

     The Reorganization Agreement requires the Company to forward-split its 900,000 issued and outstanding shares on a 4.2 to 1 basis, increasing their number to 3,780,000. This action was taken on January 28, 2000, effective immediately, satisfying one of the contingencies to closing.. If the transaction closes as contemplated, the total number of issued and outstanding shares will further increase to 25,200,000 because of the issuance of 21,420,000 additional shares to Mr. Hayashi as part of the Reorganization Agreement.

     The Reorganization Agreement is subject to contingencies which must be satisfied before the parties are bound to close, and there can be no assurance that the transaction will in fact close.

     The Reorganization Agreement was amended on January 27, 2000 and on February 28, 2000 the parties thereto extended the closing deadline to March 31, 2000. On March 23, 2000 the parties again amended the Agreement and Plan of Reorganization.

     On February 1, 2000 the Company filed its Form 8-K with the Securities and Exchange Commission, to which reference is made for additional information.

     As of March 31, 2000, the Company had nominal assets and liabilities of $30,600. In these circumstances the Company is neither able to meet its current obligations nor provide for the operational expenses of its continued existence.

                                OTHER INFORMATION


PART II


Item 1. Legal Proceedings

     None


Item 2. Changes in Securities

     On January 28, 2000, the Company effectuated a forward split of its 900,000 shares of common stock on a 4.2 to 1 basis, increasing the number of shares outstanding to 3,780,000.


Item 3. Defaults Upon Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders

     None


Item 5. Other Information

     None


Item 6. Exhibits and Reports on Form 8-K

     Report on Form 8-K filed on February 1, 2000

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


Dated: April 3, 2000