Form 10KSB
period 2000-06-30
FOUNTAIN COLONY VENTURES INC
filed 2001-01-24
CIK 1080291

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB


                                Annual Report
                    Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


    For the fiscal year ended 06/30/00    Commission file number 33-27230


                        FOUNTAIN COLONY VENTURES, INC.
                (Name of small business issuer in its charter)


         Colorado                                   95-4798345
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


    27 Hyakunin-cho                                 N/A
    Higashi-ku                                   (Zip Code)
    Nagoya, Aichi Prefecture
    Japan
    (Address of principal
    executive offices)



                Issuer's telephone number: 011-81-52-937-8840

        Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock - Par Value:  $0.001 Per Share
                               (Title of class)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]    No [ X ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year:  $13,271,403.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices ($0.97 per share) on January 10, 2001 was approximately $7,073,784.

      As of December 11, 2000, the issuer had outstanding approximately 26,037,361 shares of its common stock, $0.001 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE

      None.

     Transitional Small Business Disclosure Format (check one):

      Yes   [   ]      No [ X ]

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

Background
----------

      Fountain Colony's predecessor company was organized as a Delaware corporation on May 6, 1988, under the name of Argyle Funding, Incorporated. Its initial business purpose as a "blank check" company was to search for and acquire one or more appropriate business opportunities, including, a possible merger or other business combination. Fountain Colony Ventures, Inc. was formed as a Colorado corporation on February 16, 1999. On or about February 19, 1999, the domicile of the predecessor corporation was changed from Delaware to the State of Colorado by merging the predecessor Delaware corporation into the Colorado corporation, and it is now known as Fountain Colony Ventures, Inc. It is sometimes referred to herein as "Fountain Colony".

      Effective April 6, 2000, Fountain Colony acquired 100% ownership of Green Medical Company, Ltd., a Japanese corporation. At that time, the former management of Fountain Colony resigned and was replaced by the same persons who serve as officers and directors of Green Medical Company, Ltd. Mr. Katumori Hayashi serves as the chairman of the board of directors, president and chief executive officer of both Fountain Colony and Green Medical Company, Ltd. Mr. Hayashi acquired ownership of 85% of the issued and outstanding shares of common stock of Fountain Colony in the business combination of the two companies. He subsequently transferred a portion of his shares to persons who assisted him in consummating the business combination. Mr. Hayashi currently owns approximately 72.0% of all issued and outstanding shares of Fountain Colony common stock.

      Fountain Colony serves as a publicly held holding company, and all of the business operations are conducted through its wholly-owned subsidiary, Green Medical Company, Ltd. Neither Fountain Colony nor Green Medical Company, Ltd. has ever been involved in any bankruptcy, receivership or similar proceeding.

Green Medical Company, Ltd.
--------------------------

      Green Medical Company, Ltd. was organized as a Japanese corporation in November, 1986. It is sometimes referred to herein as "Green Medical". Since that time Green Medical Company, Ltd. has been engaged in the pharmacy business in Japan.

      Green Medical Company, Ltd. has a fiscal year ending on June 30. As of June 30, 1997, Green Medical Company, Ltd. owned and operated 11 pharmacies. As of the end of Fountain Colony's last fiscal year, June 30, 2000, Green Medical Company, Ltd. owned and operated 18 pharmacies. Effective July 1, 2000 Mr. Katumori Hayashi contributed an additional 7 pharmacies to Green Medical Company, Ltd. bringing the total number of pharmacies owned and operated by Green Medical Company, Ltd. to 25. At the present time, Green Medical Company, Ltd. owns and operates a total of 25 pharmacies in Japan The increase in the number of pharmacy locations owned and operated by Green Medical Company, Ltd. since June 30, 1997 is attributable to the July 1, 2000 acquisition of 7 pharmacies from Katumori Hayashi doing business as Sun Green Medical, and the opening of additional pharmacies since June 30, 1997.

      All of the 25 pharmacies operated by Green Medical Company, Ltd. are operated under the trade name of "Sun Green". A total of 23 of the pharmacies are located in or near Nagoya which is the fourth largest city in Japan which has a population of approximately 2,200,000 people. The remaining 2 pharmacies are located in Tokyo which is the largest city in Japan.

      Most pharmacy stores in Japan, including those operated by Green Medical Company, Ltd. are relatively small in physical size by United States' standards. The pharmacy stores operated by Green Medical Company, Ltd. range in size from approximately 300 square feet to approximately 1,500 square feet. Approximately 90% of Green Medical Company, Ltd.'s total sales come from the sale of prescription drugs. Approximately 10% of Green Medical Company, Ltd.'s total sales come from the sale of "over the counter" products which include health and beauty aids as well as food supplements.

      Pharmacy Locations

      In Japan, it has been a common practice that medical institutions such as doctors' offices, clinics, and hospitals prescribe drugs for patients. In the late 1980s, the Japanese Government decided to separate the prescription drug business from the medical practice in an attempt to lower the medical expense Japanese people were bearing. However, the separation has not progressed rapidly due to political reasons. As of 1998, the average ratio in Japan between the total number of prescriptions issued and prescriptions received by independent pharmacies such as Green Medical Company, Ltd. were approximately

100 to 31. In the Nagoya area where the most of Green Medical Company, Ltd.'s pharmacies are located, the ratio was 100 to 18 in 1998.

      The pharmacies in Japan are not allowed to compete with each other by discounting the price of prescription drugs. Pharmacies in Japan are not allowed to sell prescription drugs at prices other than what the Japanese Government establishes.

      As such, the pharmacy locations are critical to the success of the business. All of the pharmacies operated by Green Medical Company, Ltd. are located near the medical institutions. Each pharmacy is stocked with prescription drugs that are likely to be prescribed by doctors of nearby medical institutions. For this purpose, managers of pharmacies have close contacts with doctors of nearby medical institutions to optimize inventory effectiveness. Additionally, the management of Green Medical Company, Ltd. watches for the inauguration of new medical institutions since it may provide Green Medical Company, Ltd. with the opportunity to open new pharmacy locations.

      Sales Made at Pharmacy Stores

      All of Green Medical Company, Ltd.'s sales are made through its 25 pharmacy locations, only 18 of which were owned and operated by Green Medical Company, Ltd. as of June 30, 2000. Prescription drugs and over the counter products are sold to individual customers who make their purchases in the pharmacy stores. All sales take place in the stores. Green Medical Company, Ltd. does not arrange for the mailing or other delivery of prescription drugs or over the counter products to its customers. Any purchase not paid for by insurance is generally paid for in cash by the customer at the time of purchase.

      Japanese Health Insurance

      In Japan, each Japanese citizen is covered by one of two different government health care insurance programs. Both insurance programs pay for 80% of all prescription medicines for the insured and 70% of all prescription medicines for members of the insured's family. The remaining patient or customer co-pay portion ranging from 20% to 30% of the total purchase price is generally paid for in cash by the customer at the time the prescription medicine is purchased at the pharmacy.

      Green Medical Company, Ltd. submits an invoice for the government health care insurance portion of all of its prescription medicine sales once a month to the Japanese Government agency which handles health care insurance claims.

The invoice is generally paid by the 15th day of the month following the Japanese Government's receipt of the invoice.

      Competition

      Green Medical Company, Ltd. believes that two of the factors which are crucial to its success are: (1) to maximize the number of prescriptions received and filled by its pharmacies; and (2) to have the minimum amount of inventory on hand at each pharmacy location to adequately meet its customer's prescription needs without losing business opportunities. The management team of Green Medical Company, Ltd. keeps close contacts with doctors. They are constantly looking for doctors working at large hospitals who are looking to locate their own clinic or medical practice somewhere else. For these doctors, Green Medical Company, Ltd. provides consulting services to give them recommendations concerning the number of doctors per capita, office lease comparisons, etc. By providing such services, Green Medical Company, Ltd. can obtain advance information from the doctors concerning where new clinics will be opened. Then Green Medical Company, Ltd. can select new convenient pharmacy locations located close to the new clinic, and each pharmacy can then work on managing its inventory efficiently without losing business opportunities.

      Although Green Medical Company, Ltd. presently operates 25 pharmacy locations, it is smaller than some of its competitors that operate a larger number of pharmacy store locations. Some of its competitors are better financed than Green Medical Company, Ltd. Since approximately 90% of Green Medical Company, Ltd.'s total sales come from prescription medicines, Green Medical Company, Ltd. believes that by locating its pharmacy stores as close and convenient as possible to doctors' officers, clinics and hospitals where prescriptions are written, that Green Medical Company, Ltd. will obtain a larger portion of the prescription medicine business. As a patient leaves a doctor's office, clinic or hospital with a prescription, he or she often stops at the nearest pharmacy to have the prescription filled. Other competitors also attempt to gain market share by locating their pharmacies near doctors' officers, clinics and hospitals.

      Green Medical Company, Ltd. does not engage in any advertising. The retail price of prescription drugs is established by the Japanese government, and all pharmacies must charge the same price as their competitors charge for each type of prescription drug. As a result, neither Green Medical Company, Ltd. nor its competitors are allowed to compete by discounting retail prescription drug prices. The Japanese Government does not establish prices for over the counter products sold by Green Medical Company, Ltd. As a result, Green Medical Company, Ltd. is free to compete by offering discount prices on over the counter products, and some limited competition occurs through the discounting of over the counter products.

      Another method used by pharmacies in Japan to compete is by offering a larger variety of over the counter products. Although most pharmacies in Japan stock their pharmacy locations with products similar to that stocked by Green Medical Company, Ltd., there are much larger pharmacies that have significantly larger pharmacy stores which contain a much wider variety of over the counter products than is carried by Green Medical Company, Ltd.

      Principal Suppliers

      Green Medical Company, Ltd. purchases all of its prescription medicines from the five following principal suppliers: Azwell, Nakakita Yakuhin, Suzuken, Fukujin, and Heisei Yakuhin. During the fiscal year ended June 30, 2000, Green Medical Company, Ltd.'s total percentage purchases from these five principal suppliers, based on the total Yen amount of purchases made by Green Medical Company, Ltd., range from a low of 3% for purchases from Heisei Yakuhin to a high of 45% for purchases from Azwell. Green Medical Company, Ltd. has never had difficulty in obtaining prescription medicine from any of its five principal suppliers, and Green Medical Company, Ltd. believes that the availability of prescription medicines from all five principal suppliers is good.

      No Franchises

      All 25 pharmacies are owned and operated by Green Medical Company, Ltd. None of these locations is franchised to any third parties.

      Government Regulation

      As previously mentioned, the Japanese Government establishes all retail prices of prescription drugs sold by Green Medical Company, Ltd. and its competitors in Japan. The Japanese Government establishes retail prices with a view toward allowing the pharmacies to earn a reasonable profit. However, the actual wholesale price for prescription drugs is not established by the Japanese Government. It is subject to negotiation between the pharmacies and distributors of prescription medicines. If the Japanese Government reduces the retail prices of prescription medicines in the future, it will have an adverse effect on the business of Japanese pharmacies, including Green Medical Company, Ltd.

      Japanese Government approval must be obtained in advance of opening any new pharmacy locations. In the past, Green Medical Company, Ltd. has never incurred any difficulty in obtaining government approval and the license necessary for the opening of new pharmacy locations, and Green Medical Company, Ltd. does not expect to incur difficulty in obtaining government approval and the license necessary to open additional pharmacy locations in the future.

      Additionally, the Japanese Government imposes requirements on the number of licensed pharmacists that must be present in each pharmacy location. For every 40 prescriptions filled per day, pharmacies are required to have one pharmacist if the prescriptions are written by pediatric doctors. If the prescriptions are written by doctors in other specialities, then pharmacies are required to have one pharmacist for every 60 prescriptions filled per day. Pharmacists do not have written employment agreements with Green Medical Company, Ltd.

      Green Medical Company, Ltd. is unaware of any other existing or probable governmental regulations that might affect its business.

      Number of Employees

      Green Medical Company, Ltd. currently employs a total of 118 employees, of which 76 are full time employees, and the remaining 42 are part time employees. Of the total employees employed by Green Medical Company, Ltd., approximately 45 are licensed pharmacists. Green Medical Company, Ltd. does not expect a significant change in the number of its employees during the next 12 months.



ITEM 2.  DESCRIPTION OF PROPERTY.

Real property owned by Green Medical Company, Ltd.
--------------------------------------------------

      Green Medical Company, Ltd. owns eight (8) real properties which are located in Aichi Prefecture and Gifu Prefecture, Japan. A description of each real property owned by Green Medical Company, Ltd. has been included below.

      Property No. 1:

      Green Medical Company, Ltd. owns land and a building with a parking lot on the first floor and office space on the second floor and 13 apartments located at Chiyoda Naka-Ku, Nagoya, Japan. It is eight stories tall and has approximately 180 square meters of space located on each floor. Green Medical Company, Ltd. occupies 9 apartments for its employees. We plan to operate a pharmacy which will occupy all of the second floor of the building in the near future. The remaining 4 apartments are leased to unrelated third parties who use the building for their residences.

      The land and building is encumbered by a mortgage in the present principal amount of $1,555,000, which bears interest at a rate which fluctuates between 2.3% and 2.375% per annum. The mortgage requires monthly payments of approximately $9300 and amortizes over a period of 14 years. The mortgage may be prepaid at any time without any penalty. The mortgage matures in July, 2014.

      All of the available space in the building is presently occupied by Green Medical Company, Ltd., leased to our employees or leased to third parties. No tenants occupy 10% or more of the rentable portion of the building, and all of the tenants that rent space in the building do so for residence purposes only. The average effective annual rental per square meter is approximately $23.15. Third party tenants (other than employees) have the option to renew their leases every two years. Green Medical Company, Ltd. collects approximately $52,700 in annual lease payments from the tenants. Our tax basis in the property is approximately $733,649. We depreciate the improvements using the straight line method over 58 years at approximately 1.8% per year. The present real estate tax rate is approximately 1.4%, and annual real estate taxes of approximately $20,963 are paid on this property.

      Property No. 2

      Green Medical Company, Ltd. owns one parking lot used by its employees located in Nagoya in Aichi Prefecture in Central Japan which has 105 square meters. The land is encumbered by a mortgage in the present principal amount of approximately $180,000, which bears interest at the rate of 2.375% per annum. The mortgage requires monthly payments of approximately $6,000 and matures in November 2007.

      Property No. 3

      Green Medical Company, Ltd. owns a parcel of land for a pharmacy located at Ohbu-Nishi in Central Japan which has 162 square meters. The land is encumbered by a mortgage in the present principal amount of approximately $141,000 which bears interest at the rate of 2.5% per annum. The mortgage requires monthly payments of approximately $1,800 and matures in February 2007.

      Green Medical Company, Ltd. owns a building for the Ohbu-Nishi pharmacy built on the land described above which has 65 square meters of space. The building is encumbered by a mortgage in the present principal amount of approximately $42,000 which bears interest at the rate of 2.375% per annum. The mortgage requires monthly payments of approximately $930 and matures in March 2003. Green Medical Company, Ltd. depreciates the building based on the declining balance method over the useful term of 24 years.

      Property No. 4

      Green Medical Company, Ltd. owns the building for the Meisei pharmacy located in Nagoya in Aichi Prefecture in Central Japan which has 69 square meters. Green Medical Company, Ltd. depreciates the building based on the straight line method over the useful life term of 22 years.

      Property Nos. 5-8

      Green Medical Company, Ltd. owns four parcels of land which we intend to use for buildings for pharmacies in the future. One parcel is located at Engagun in Gifu Prefecture in Central Japan. One parcel is located in Nisshin and two parcels are located in Nagoya in Aichi Prefecture in Central Japan. The four parcels combined have 62,780 square meters in total. The four parcels of land are encumbered by a mortgage in the present principal amount of approximately $373,000 which bears interest at a rate which fluctuates between 2.2% and 2.9% per annum. The mortgage requires monthly payments of approximately $11,000 and matures in November 2003.

      Any unimproved or undeveloped real properties owned by Green Medical are being held for purposes of opening new pharmacy stores and buildings of facilities for medical care provided to the aged.

      Our management believes that each of the real properties owned by Green Medical Company, Ltd. is adequately covered by insurance.

      Green Medical has not given any third parties any options or contracts to purchase any of the real properties owned by Green Medical.

Real properties leased to Green Medical Company, Ltd. from Third Parties
------------------------------------------------------------------------

      Green Medical Company, Ltd. leases a total of 26 properties from third parties which are used as pharmacy locations and offices. The leased locations vary in size with the smallest being approximately 40 square meters and the largest being approximately 162 square meters. The terms of the leases vary from an annual rental per square meter as low as approximately $926 to as high as approximately $6,950.

      The total area of properties being leased to Green Medical Company, Ltd. is approximately 1,708.47 square meters. These leases expire at various dates between January 2001 and January 2019. Lease deposits paid by Green Medical Company, Ltd. on these leases total approximately $320,410. Green Medical Company, Ltd. pays total annual property taxes on the leased properties of approximately $27,328.

      Green Medical Company, Ltd. holds no options to purchase any of the properties being leased to it, and Green Medical Company, Ltd. does not intend to purchase any of the properties.

      Green Medical Company, Ltd. insures the contents of each location, and believes that the insurance at each location is adequate.


ITEM 3.  LEGAL PROCEEDINGS.

     Neither Fountain Colony or Green Medical Company, Ltd. is a party to any material pending legal proceedings. Neither Fountain Colony's nor Green Medical's property is subject to any material pending legal proceedings. To the best of Fountain Colony's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against Fountain Colony or Green Medical. To the best of Fountain Colony's knowledge, no director, officer, or affiliate of Fountain Colony or any owner of record or beneficially of more than 5% of Fountain Colony's common stock is a party adverse to Fountain Colony or has a material interest adverse to Fountain Colony in any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no meetings of Fountain Colony's shareholders held during the fourth quarter of the fiscal year ended June 30, 2000. No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2000.









                    [This Space Intentionally Left Blank]

                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

     Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "FCVE". Fountain Colony's name was entered on the OTC Bulletin Board on November 19, 1999, but no quotations were entered for Fountain Colony's common stock before January 2000. The following table sets forth, for the respective periods indicated, the prices of our common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The quotations have been provided by market makers in our common stock and/or by the National Quotation Bureau. The quotations reflect the 1 for 4.2 forward stock split which occurred in February 2000.

Quarter Ended                  High Bid              Low Bid
-------------------------   -----------------   -----------------
March 31, 2000                   $2.50                $0.0625
June 30, 2000                    $2.50                $1.00

Number of Stockholders of Record
--------------------------------

     As of December 11, 2000 there were approximately 86 stockholders of record.

Dividend Information
--------------------

     Fountain Colony has not paid any dividends in the past. We currently intend to retain all earnings to finance the development and expansion of its operations and do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our Board of Directors on the basis of various factors, including our results of operations, financial condition, business opportunities and capital requirements.

     Under Colorado state corporate law, no dividends may be paid if, after giving effect to the dividends, the corporation's total assets would be less than the sum of its total liabilities plus (unless the articles of incorporation permit otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

      The board of directors may base a determination that a dividend is not prohibited either on financial statements prepared on the basis of accounting practices and principles that are reasonable under the circumstances or on a fair valuation or other method that is reasonable under the circumstances.

Recent Sales of Unregistered Securities
---------------------------------------

     During the fiscal year ended June 30, 2000, the only equity securities of Fountain Colony sold by us that were not registered under the Securities Act of 1933 are described in the paragraphs below:

      Effective April 6, 2000, Fountain Colony acquired 100% ownership of its subsidiary, Green Medical Company, Ltd., in exchange for issuing 21,420,000 shares of its common stock to Katumori Hayashi in a stock for stock exchange. Mr. Hayashi subsequently transferred 2,142,000, or 10%, of the shares to Top Dog, LLC, a Nevada limited liability company. In issuing the securities to Mr. Hayashi, Fountain Colony relied on Section 4(2) of the Securities Act of 1933, as a transaction "not involving any public offering." Mr. Hayashi is an accredited investor, and had received and reviewed information concerning Fountain Colony prior to entering into the transaction. Mr. Hayashi acquired the shares with investment intent, and the share certificate issued to Mr. Hayashi was appropriately restricted.

     Also effective April 6, 2000, Fountain Colony sold a total of 837,361 shares of its common stock to a total of 19 persons or entities in Japan at $3.00 per share for $2,512,083 in gross offering proceeds. The sale of these shares was made conditional upon Fountain Colony's acquisition of Green Medical Company, Ltd. which closed April 6, 2000. The shares were sold to the following persons in the following amounts:

                                          Amount of          No. of
       Names                              Investment       Common Shares
       ------                           --------------     -------------

1.  Nobuko Tobiyama                     $  500,000.00         166,667
2.  Totaro Kinoshita                       100,000.00          33,334

3.  Akio Kirigaya                          100,000.00          33,334
4.  Takaaki Yokomori                       100,000.00          33,333
5.  Sadao Nabashima                         46,083.00          15,361
6.  Fujiko Uesugi                          463,000.00         154,333
7.  Hitomi Kawase                          100,000.00          33,333
8.  Ryozo Isozaki                          100,000.00          33,333
9.  Kazuko Sato                             50,000.00          16,667
10. Hideoki Okamura                        150,000.00          50,000
11. Noriji Hiroyoshi                        10,000.00           3,334
12. Isamu Miyakoshi                        100,000.00          33,333
13. Teruo Onodera                           36,000.00          12,000
14. Yesuaki Higuchi                        100,000.00          33,333
15. Kenjiro Mizukami                       160,000.00          53,333
16. Noriko Hashimoto                        50,100.00          16,700
17. Retsu Asai                             120,000.00          40,000
18. Miwako Tomoyoshi                       102,000.00          34,000
19. Novax-Seven Co. Ltd                    124,900.00          41,633
                  TOTAL                 $2,512,083.00         837,361

     With respect to the stock issuances described above, Fountain Colony relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation were employed in offering the shares. The securities were offered to persons who received disclosure information concerning Fountain Colony and who had access to information concerning Fountain Colony. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted.

     No underwriters were involved in any of the sales to the 19 persons described above, and no underwriting discounts or commissions were paid by Fountain Colony.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis
------------------------------------

      Fountain Colony's current assets as of June 30, 2000 were $5,274,759 compared to $2,346,692 at June 30, 1999. The company's current liabilities as of June 30, 2000 were $5,283,849 compared to $5,346,095 at June 30, 1999.
This means that the company's current ratio went from 0.4 to 1 to a ratio of
1.0 to 1. This increase in current assets was the result of a contribution of $2,529,371 cash as capital by the company's principal shareholder. The company also borrowed $1,500,000 from a bank. These cash infusions were used to complete 3 new pharmacy stores. As a result of this expansion the company's accounts receivable increased by $619,210 to $1,905,772 at June 30, 2000. Inventory increased by $498,863 to
$1,235,476 at June 30, 2000. The net increase of property and equipment was $1,810,690 in costs including obligations under capital leases. The company's accounts receivable are for prescriptions which are reimbursed by the Japanese Government in approximately 45 days after the end of the period.

Results of Operations
---------------------

      As a result of the company's expansion, the company recorded sales of $13,271,403 for the year ended June 30, 2000 compared to $8,332,319 for the same period in 1999. The company recorded a gross profit of $6,725,077 or 51% for the year ended June 30, 2000 compared to $3,733,388 or 45% for the year ended June 30, 1999. Operating expenses increased by $2,113,285 when comparing the year ended June 30, 2000 to the same period in 1999. This increase is attributable to the added stores and an increase of foreign exchange rate of 17.21% in comparison to Japanese Yen (JPY) to U.S. dollars ($). This resulted in income from operations of $759,269 in the year ended June 30, 2000 compared to a loss from operations of $346,221 for the year ended June 30, 1999. The company incurred income tax expense of $698,596 for the year ended June 30, 2000. The company had income tax expense of $338,065 for the year ended June 30, 1999. The basic income per share for the year ended June 30, 2000 was $0.03 compared to a loss per share of ($0.02) for the year ended June 30, 1999. The company's increased profit margin was a result of its ability to add stores while keeping its administrative costs constant. The company has also reduced its cost of sales percentage due to its increased buying power.

      As a result of the company's expansion, the company recorded sales of $8,332,319 for the fiscal year ended June 30, 1999 compared to $6,619,195 for the same period in 1998. The company recorded a gross profit of $3,733,388 or 45% in the fiscal year ended June 30, 1999 compared to $3,045,011 or 46% in the fiscal year ended June 30, 1998. Operating expenses increased by $1,097,153 when comparing the fiscal year ended June 30, 1999 to the same period in 1998. This increase is attributable to the overhead the company incurred to handle the stores it added in the fiscal year ended June 30, 1999. This resulted in a loss from operations of $346,221 in the fiscal year ended June 30, 1999 compared to income from operations of $288,195 in the fiscal year ended June 30, 1998. The company incurred income tax expense of $102,510 in the fiscal year ended June 30, 1998. The company had income tax expense of $ 338,065 in the fiscal year ended June 30, 1999. The basic loss per share was ($0.02) in the fiscal year ended June 30, 1999 compared to an income per share of $0.01 in the fiscal year ended June 30, 1998.

Forward-Looking Statements
--------------------------

     This document includes various forward-looking statements with respect to future operations of Fountain Colony that are subject to risks and uncertainties. Forward-looking statements include the information concerning expectations of future results of operations and such statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, Fountain Colony claims the protection of the safe harbor for forward-looking statements contained in the Private Litigation Reform Act of 1995.


ITEM 7.  FINANCIAL STATEMENTS.

     Fountain Colony's consolidated audited balance sheet as of June 30, 2000 and Fountain Colony's consolidated audited statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years ended June 30, 2000 and 1999 are included below.

                        FOUNTAIN COLONY VENTURES, INC.

                             FINANCIAL STATEMENTS

                      YEARS ENDED JUNE 30, 2000 AND 1999



                                   CONTENTS

                                                                  Page

Independent Auditors' Reports                                      1-2

Financial Statements:
  Balance Sheet                                                    3
  Statements of Operations                                         4
  Statements of Stockholders' Equity                               5
  Statements of Cash Flows                                        6-7
  Notes to Financial Statements                                   8-18

                          Stonefield Josephson, Inc.
                         CERTIFIED PUBLIC ACCOUNTANTS
                         BUSINESS & PERSONAL ADVISORS
                     Member of the Leading Edge Alliance

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Fountain Colony Ventures, Inc.
Los Angeles, California


We have audited the accompanying balance sheet of Fountain Colony Ventures, Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 1999 and for the year then ended were audited by other auditors under a report dated February 28, 2000.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Colony Ventures, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
October 22, 2000

                                      HJ
                           -----------------------
                           HJ & ASSOCIATES, L.L.C.
                           ------------------------
                 Certified Public Accountants and Consultants



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors
Green Medical Company, Ltd.
Nagoya, Japan


We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 1999 of Green Medical Company, Ltd. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Green Medical Company, Ltd. for the year ended June 30, 1999 in conformity with generally accepted accounting principles.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
(Formerly, Jones, Jensen & Company)
Salt Lake City, Utah
February 28, 2000 except as to Note 1, which is as of January 11, 2001


-----------------------------------------------------------------------------
       50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
             Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

                        FOUNTAIN COLONY VENTURES, INC.

                        BALANCE SHEET - JUNE 30, 2000

                                    ASSETS

Current assets:
  Cash and cash equivalents                         $     85,030
  Accounts receivable                                  1,905,772
  Accounts and advances receivable - related party     1,342,242
  Prepaid expenses and other receivables, net of
    allowance for doubtful accounts                      108,889
  Inventory                                            1,235,476
  Marketable securities, at market value
   (original cost $244,231)                              124,398
  Short-term investment                                  194,313
  Deferred tax                                           262,146
  Current maturities of long-term loans receivable        16,493
                                                    -------------
          Total current assets                                   $  5,274,759

Property and equipment, net of accumulated
 depreciation                                                       4,248,455

Long-term loans receivable, net
 of current maturities                                                 34,171

Investment in securities, at market value
 (original cost $95,848)                                              133,365

Investments - other                                                   183,156

Other assets:
  Lease deposits                                         326,062
  Deferred taxes                                          72,552
  Other                                                  131,566
                                                    -------------

          Total other assets                                          530,180
                                                                 -------------

                                                                 $ 10,404,086
                                                                 =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses             $  2,485,167
  Accrued tax and penalties payable                    1,723,583
  Bank loans and current maturities of
    long-term debt                                       957,905
  Current maturities of obligation
    under capital leases                                  76,048
  Refundable deposits                                     41,146
                                                    -------------
          Total current liabilities                              $  5,283,849

Long-term debt, less current maturities                             2,446,602

Obligation under capital leases,
 less current maturities                                              218,951

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000
   shares authorized, no shares issued and outstanding         -
  Common stock, $.001 par value; 50,000,000
   shares authorized, 26,037,361 shares issued
   and outstanding                                        92,091
  Additional paid-in capital                           2,880,486
  Other comprehensive loss                               (87,208)
  Accumulated deficit                                   (430,685)
                                                    -------------

          Total stockholders' equity                                2,454,684
                                                                 -------------

                                                                 $ 10,404,086
                                                                 =============



See accompanying independent auditors' reports and notes to financial
statements.                                                                3

                        FOUNTAIN COLONY VENTURES, INC.

                           STATEMENTS OF OPERATIONS


                                                  Year ended     Year ended
                                                  June 30, 2000  June 30, 1999
                                                  -------------- -------------

Net sales                                         $  13,271,403  $  8,332,319

Cost of goods sold                                    6,546,326     4,598,931
                                                  -------------- -------------

Gross profit                                          6,725,077     3,733,388
                                                  -------------- -------------
Operating expenses:
  General and administrative                          5,244,978     3,302,622
  Depreciation                                          384,211       213,282
                                                  -------------- -------------
                                                      5,629,189     3,515,904
                                                  -------------- -------------
Income from operations before
  other income (expenses)                             1,095,888       217,484
                                                  -------------- -------------
Other income (expenses):
  Management fees earned from related party             370,316             -
  Interest and dividend income                           11,413           217
  Unrealized income (loss) on investment                 20,590      (113,901)
  Miscellaneous income                                   85,906        26,782
  Interest expense                                     (126,248)     (138,738)
                                                  -------------- -------------

        Total other income (expenses)                   361,977      (225,640)
                                                  -------------- -------------

Income (loss) before income taxes                     1,457,865        (8,156)

Provision for income taxes                              698,596       338,065
                                                  -------------- -------------

Net income (loss)                                 $     759,269  $   (346,221)
                                                  ============== =============

Net income (loss) per share - basic and diluted   $        0.03  $      (0.02)
                                                  ============== =============

Weighted average number of shares outstanding        22,489,573    21,420,000
                                                  ============== =============



See accompanying independent auditors' reports and notes to financial
statements.                                                             4

                        FOUNTAIN COLONY VENTURES, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Additional      Other                      Total
                                               Common stock       paid-in     comprehensive  Accumulated  stockholders'
                                           Shares       Amount    capital     income/(loss)    deficit      equity
                                       ------------- ------------ ----------- -------------- ------------ -------------
Balance at June 30, 1998,
  as previously presented, restated
  for effect of reverse merger with
  Green Medical (see Note 1)             21,420,000  $    87,474  $           $     256,408  $  (843,733) $   (499,851)

Prior period adjustment (see
  Note 1)                                                                          (102,667)                  (102,667)
                                       ------------- ------------ ----------- -------------- ------------ -------------
Balance at June 30, 1998,
  as restated                            21,420,000       87,474                    153,741     (843,733)     (602,518)

Foreign currency translation                                                       (181,734)                  (181,734)

Net loss for the year ended
  June 30, 1999                                                                                 (346,221)     (346,221)
                                       ------------- ------------ ----------- -------------- ------------ -------------
Balance at June 30, 1999                 21,420,000       87,474                    (27,993)  (1,189,954)   (1,130,473)

Shares issued in connection with
  acquisition of Green Medical
  Company, Ltd. restated for 4.2 to
  1 stock split on January 28, 2000       3,780,000        3,780      (3,780)

Shares issued in private placement,
  net of costs                              837,361          837   2,467,266                                 2,468,103

Contribution of capital                                              417,000                                   417,000

Foreign currency translation                                                        (81,012)                   (81,012)

Unrealized gain on investment                                                        21,797                     21,797

Net income for the year ended
  June 30, 2000                                                                                  759,269       759,269
                                       ------------- ------------ ----------- -------------- ------------ -------------

Balance at June 30, 2000                 26,037,361  $    92,091  $2,880,486  $     (87,208) $  (430,685) $  2,454,684
                                       ============= ============ =========== ============== ============ =============



See accompanying independent auditors' reports and notes to financial statements.

                                                                                                5

                  FOUNTAIN COLONY VENTURES, INC.

                     STATEMENTS OF CASH FLOWS

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     Year ended     Year ended
                                                                     June 30, 2000  June 30, 1999
                                                                     -------------  -------------
Cash flows provided by (used for) operating activities:
  Net income (loss)                                                  $    759,269   $   (346,221)
                                                                     -------------  -------------
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
     Depreciation                                                         393,374        213,282
     Unrealized loss (income) on investments                              (21,081)       113,901
     Other, net                                                            38,767              -

  Changes in assets and liabilities:
   (Increase) decrease in assets:
     Accounts receivable                                                 (415,471)      (544,141)
     Accounts and advances receivable - related parties                (1,342,242)             -
     Other receivables                                                          -        (31,171)
     Prepaid expenses                                                           -        (22,343)
     Inventory                                                           (392,525)      (441,737)
     Other assets                                                        (402,658)      (192,185)

    Increase (decrease) in liabilities:
     Accounts payable                                                      85,949        977,580
     Accounts payable, related party                                     (477,223)      (479,101)
     Accrued taxes and penalties payable                                 (779,748)       727,913
     Other liabilities                                                    (48,096)        22,680
                                                                     -------------  -------------

          Total adjustments                                            (3,360,954)       344,678
                                                                     -------------  -------------

          Net cash used for operating activities                       (2,601,685)        (1,543)
                                                                     -------------  -------------
Cash flows provided by (used for) investing activities -
  Short-term investment                                                  (194,313)             -
  Purchase of investment securities                                       (95,848)       (22,325)
  Payment on long-term loans receivable                                    16,493          4,216
  Purchase of fixed assets                                               (203,877)      (726,830)
                                                                     -------------  -------------

          Net cash used for investing activities                         (477,545)      (744,939)
                                                                     -------------  -------------
Cash flows provided by financing activities:
  Proceeds from long-term debt                                          2,853,081      1,772,550
  Proceeds from stock issuance, net                                     2,468,103              -
  Contribution of capital                                                 417,000              -
  Payment on long-term debt                                            (2,645,192)      (909,938)
  Increase (decrease) in short-term debt                                  (71,863)             -
                                                                     -------------  -------------

          Net cash provided by financing activities                     3,021,129        862,612
                                                                     -------------  -------------


Net increase (decrease) in cash                                           (58,101)       116,130
Cash, beginning of year                                                   143,131         27,001
                                                                     -------------  -------------

Cash, end of year                                                    $     85,030   $    143,131
                                                                     =============  =============

See accompanying independent auditors' reports and notes to financial statements.
                                                                                           6


                  FOUNTAIN COLONY VENTURES, INC.

               STATEMENTS OF CASH FLOWS (CONTINUED)

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                     Year ended     Year ended
                                                                     June 30, 2000  June 30, 1999
                                                                     -------------  -------------
Supplemental disclosure of cash flow information:
    Interest paid                                                    $    129,258   $    138,738
                                                                     =============  =============
    Income taxes paid                                                $  1,845,421   $     62,576
                                                                     =============  =============

Supplemental disclosure of non-cash investing and financing activities:
    Obligations under capital leases                                 $    395,725   $         -
                                                                     =============  =============




See accompanying independent auditors' reports and notes to financial statements.

                                                                                          7

                  FOUNTAIN COLONY VENTURES, INC.

                  NOTES TO FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 2000 AND 1999



(1)     Summary of Significant Accounting Policies:

        General:

        Fountain Colony Ventures, Inc. was organized as a Delaware corporation on May 6, 1988, under the name of Argyle Funding, Incorporated. Its initial business purpose, as a blank check company, was to search for and acquire one or more appropriate businesses, whether it be through purchase, merger or other business combination. On February 19, 1999, the domicile of the corporation was changed from Delaware to the State of Colorado. The Company is now known as Fountain Colony Ventures, Inc.

        On April 6, 2000, Fountain Colony Ventures, Inc., and Green Medical Company, Ltd., a Japanese corporation ("Green Medical") and it's sole shareholder consummated a stock for stock exchange in a reverse merger. The sole shareholder of Green Medical transferred ownership of one hundred percent of all the issued and outstanding shares of capital stock of Green Medical to Fountain Colony in exchange for 21,420,000 newly issued shares, approximately 85%, of the common stock, $0.001 par value, of Fountain Colony. At that time, the former management of Fountain Colony resigned and was replaced by the same persons who serve as officers and directors of Green Medical Company, Ltd. Inasmuch as the former owners of Green Medical controlled the Company after the acquisition, the combination was accounted for under APB 16, as a reverse merger, with Green Medical as acquirer and requiring no adjustment to the carrying value of the assets or liabilities of the acquired entity, Fountain Colony. Proforma operating results as if the acquisition had taken place at the beginning of the period have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of the subsidiary is included in the consolidated statements of the Company.

        Green Medical Company, Ltd. (the "Company"), headquartered in Nagoya, Japan, was incorporated on November 12, 1986. The Company operates a chain of pharmacies in Nagoya and the surrounding regions in Japan. The Company sells primarily prescription drugs to private individuals, but does offer a small selection of over-the-counter products. The Company receives payment for all of its prescription sales from government insurance agencies.

        Prior period adjustment:

        Other comprehensive income (loss) has been restated to reflect the correction of the exchange rate used in prior periods in translating certain account balances. Certain non-monetary assets had incorrectly been translated using the historical rates. The prior period adjustment results from the correct application of the current rate to all assets and liabilities, as required by SFAS 52.

        Principles of Consolidation:

        The accompanying consolidated statements include the accounts of Fountain Colony and subsidiary. All significant intercompany transactions and accounts have been eliminated.


See accompanying auditors' reports.
                                                                       8

                  FOUNTAIN COLONY VENTURES, INC.

               YEARS ENDED JUNE 30, 2000 AND 1999


(1)     Summary of Significant Accounting Policies, Continued:

        Accounting Method:

        The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

        Cash:

        For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

        Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fair Value:

        Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

        Income Taxes:

        Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to the differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Basic and Diluted Earnings (Loss) Per Share:

        Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. Basic and diluted earnings (loss) per share are the same for the year ended June 30, 2000 and 1999 because there were no dilutive securities outstanding during those periods.



See accompanying auditors' reports.
                                                                    9

                  FOUNTAIN COLONY VENTURES, INC.

               YEARS ENDED JUNE 30, 2000 AND 1999


(1)     Summary of Significant Accounting Policies, Continued:

        Financial Instruments:

        The estimated fair values of cash, accounts receivable, accounts payable and accrued expenses and notes payable, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

        Inventory:

        Inventory consists primarily of prescription and over-the-counter medications, and are stated at the lower of cost or market using the FIFO (first-in, first-out) cost method.

        Property and Equipment:

        Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using accelerated methods over the expected useful lives of the assets as follows:

              Description                         Useful Life
              ------------                        ------------

              Buildings                           22 to 58 years
              Annex and fixtures                  15 years
              Computers, furniture and equipment  3 to 15 years
              Structures                          10 to 15 years
              Vehicles                            2 to 6 years


        Concentrations of Risk:

             Foreign Currency Translation
             ----------------------------

             The Company's functional currency is the Japanese yen. Since the Company's financial statements must be translated into U.S. dollars, major changes in the currency exchange rate between the Japanese yen and the U.S. dollar may have a significant impact on the operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the next 12 months, no such assurances can be given.

             Accounts Receivable
             -------------------

             The Company's accounts receivable are due from Japanese government agencies, and accordingly, no reserves for credit losses are required. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.




See accompanying independent auditors' reports.

                  FOUNTAIN COLONY VENTURES, INC.

               YEARS ENDED JUNE 30, 2000 AND 1999




(1)     Summary of Significant Accounting Policies, Continued:

        Revenue Recognition:

        The Company's revenue is created primarily from the sale of prescription and over-the-counter medications through it's retail pharmacies. Revenue is recognized when the product is delivered to the customer.

        Advertising:

        The Company charges advertising costs to expense as incurred. Advertising expense for the years ended June 30, 2000 and June 30, 1999 was immaterial.

        Recent Accounting Pronouncements:

        In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The Company is reviewing the application of the Staff Accounting Bulletin to the Company's financial statements, however, any potential accounting changes are not expected to result in a material change in the amount of revenues we ultimately expect to realize.

        In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.




See accompanying independent auditors' reports.

                  FOUNTAIN COLONY VENTURES, INC.

               YEARS ENDED JUNE 30, 2000 AND 1999


(1)     Summary of Significant Accounting Policies, Continued:

        Statement of Cash Flows:

        For the Company's operations, the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss).

        In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.


(2)     Related Party Transactions:

        The Company, from time-to-time lends money to, or borrows money from the president and controlling shareholder in an effort to provide funding for various business activities, sometimes on a revolving basis. The Company also purchases goods on behalf of a separate business owned by the related party, which is billed to the related entity at cost. As of June 30, 2000 the amount due is $1,342,242, bears interest at 2.5% per year, is unsecured and is due on demand or no later than October 31, 2000.

        During fiscal 2000 as a result of an action by the Japanese taxing authorities, income in the form of consulting fees was reallocated to the Company from other entities controlled by the chairman and controlling shareholder.


(3)     Property and Equipment:

        A summary is as follows:

             Land                                 $   2,140,569
             Annex and fixtures                       1,117,679
             Building                                 1,015,860
             Computers, furniture and equipment         862,203
             Vehicles                                   234,971
             Structures                                  27,068
                                                  -------------
                                                      5,398,350
             Less accumulated depreciation
             and amortization                         1,149,895
                                                  -------------

                                                  $   4,248,455
                                                  =============


See accompanying independent auditors' reports.

                  FOUNTAIN COLONY VENTURES, INC.

               YEARS ENDED JUNE 30, 2000 AND 1999

(4)     Loans Receivable:

        A summary is as follows:

        Loan receivable from an individual, non-interest
         bearing, payable in monthly installments of $190
         through June 2007, unsecured                        $       16,304
        Loan receivable from an individual, non-interest
         bearing, payable in monthly installments of
         $1,185 through December 2002, unsecured                     34,360
                                                             --------------

                                                                     50,664
        Less current maturities                                      16,493
                                                             --------------

                                                             $       34,171
                                                             ==============

(5)     Marketable Securities:

        Marketable securities are accounted for under the requirements of SFAS No. 115, and are classified, based on management's intention, as trading and available for sale securities. Under the statement, securities are required to be reflected at fair market value with any unrealized gains or losses on securities classified as trading reported in the statement of operations, and for securities classified as available for sale reported as "other" comprehensive income. Based on management's intention, available for sale securities have been classified as long term on the balance sheet.


(6)     Accrued Taxes and Penalties Payable:

        At June 30, 2000, the Company owed a total of $1,723,583 in accrued taxes, penalties and interest to the various governmental agencies in Japan. $935,010 of this liability represents the remaining portion of a tax assessment charged during the year ended June 30, 1999 by the Japanese government, whereby the government disallowed certain expenditures of the Company from 1993 to 1998. Subsequent to year end, the amount was paid in full.




See accompanying independent auditors' reports.
                                                                    13

                  FOUNTAIN COLONY VENTURES, INC.

               YEARS ENDED JUNE 30, 2000 AND 1999


(7)     Bank Loans and Long-Term Debt:

        A summary is as follows:

      Long-term debt to a bank in monthly installments of
       $7,374 plus 2.3% interest, matures in July 2014,
       secured by a credit guarantee made by guarantee
       associations and the president and majority shareholder,
       and by land and buildings.                                $  1,245,896
      Long-term debt to a bank in monthly installments of $7,896 plus 2.925% interest, matures in October 2003, secured
       by a credit guarantee made by guarantee associations and
       by the president and majority shareholder.                     316,019
      Long-term debt to a bank in monthly installments of $6,322 plus 2.375 % interest, matures in July 2004, secured
       by a credit guarantee made by guarantee associations
       and the president and majority shareholder,
       and by land and buildings.                                     309,602
      Long-term debt to a bank in monthly installments of $2,047 plus 2.3% interest, matures in November 2007, secured
       by a credit guarantee made by guarantee associations
       and the president and majority shareholder,
       and by land and buildings.                                     180,929
      Long-term debt to a leasing company in monthly installments of $3,484 plus interest at 2.2%, matures through November
       2003, unsecured.                                               139,337
      Long-term debt to a leasing company in monthly installments of $4,088 plus interest at 2.8%, matures through February
       2003, unsecured.                                               122,625
      Long-term debt to a bank in monthly installments of $2,370 plus 2.5% interest, matures in September 2004, secured
       by a credit guarantee made by guarantee associations
       and the president and majority shareholder, and by
       land and buildings.                                            120,853
      Long-term debt to a bank in monthly installments of $1,299 plus interest at 2.5%, matures in February 2007, secured
       by a credit guarantee made by guarantee associations
       and the president and majority shareholder, and by
       land and buildings.                                            104,910
      Long-term debt to a leasing company in monthly installments of $3,242 plus interest at 2.9%, matures through February
       2003, unsecured.                                               103,740


(Continued)

See accompanying independent auditors' reports.

                  FOUNTAIN COLONY VENTURES, INC.

               YEARS ENDED JUNE 30, 2000 AND 1999


(7)     Bank Loans and Long-Term Debt, Continued:

      Long-term debt to a bank in monthly installments of $1,583 plus interest at 2.5%, matures in January 2005, secured by a credit guarantee made by guarantee associations and the
       the president and majority shareholder, and by land
       and buildings.                                             $   86,872
      Long-term debt to a bank in monthly installments of $2,635 plus interest at 2.5%, matures in July 2002, secured by a
       credit guarantee made by guarantee associations and the
       president and majority shareholder, and by land and
       buildings.                                                     65,801
      Other miscellaneous notes payable to various banks,
       interest ranging from 1.925% to 4.2% per annum,
       principal due through January 2005, secured by a credit
       guarantee made by guarantee associations and the
       president and majority shareholder, and by land
       and buildings.                                                607,923
                                                                 ------------

                                                                   3,404,507
      Less current maturities                                        957,905
                                                                 ------------
                                                                 $ 2,446,602
                                                                 ============

        Maturities of bank loans and long-term debt over the next five years are as follows:

                 Year ending June 30,
                     2001               $   957,905
                     2002                   581,577
                     2003                   492,719
                     2004                   321,795
                     2005                   161,998
                     Thereafter             888,513
                                        ------------

                                        $ 3,404,507
                                        ============


(8)     Obligation under Capitalized Leases:

        The Company leases computers, furniture and equipment under the terms of capitalized leases, which are secured by related equipment with an original cost of $407,691. Accumulated Depreciation on capitalized leases amounts to $179,629 included in property and equipment.




See accompanying independent auditors' reports.

                  FOUNTAIN COLONY VENTURES, INC.

               YEARS ENDED JUNE 30, 2000 AND 1999


(8)     Obligation under Capitalized Leases, Continued:

        The following is a schedule by years of the present value of future minimum lease payments (excluding interest) under capital leases as of June 30, 2000:

         Year ending June 30,
              2001                      $      76,048
              2002                             68,797
              2003                             65,353
              2004                             62,841
              2005                             21,960
                                        -------------
                                              294,999
              Less current maturities          76,048
                                        -------------

                                        $     218,951
                                        =============


(9)     Provision for Income Taxes:

        The provision for income taxes consists of Japanese federal and local prefecture income taxes as follows:

                                                Year ended     Year ended
                                                June 30, 2000  June 30, 1999
                                                -------------  -------------
          Current:
            Federal                             $    656,294   $     41,950
            Business                                 206,007         12,838
            Local                                    133,616          7,788
            Assessment affecting prior years          44,934        275,489
                                                -------------  -------------

                                                   1,040,851        338,065
           Deferred                                 (342,255)             -
                                                -------------  -------------

                                                $    698,596   $    338,065
                                                =============  =============




See accompanying independent auditors' reports.

                  FOUNTAIN COLONY VENTURES, INC.

               YEARS ENDED JUNE 30, 2000 AND 1999


(9)     Provision for Income Taxes, Continued:

        The tax effects of temporary differences that give rise to the Company's deferred tax assets are presented below:

                                                               Year ended
                                                             June 30, 2000
                                                             -------------
         Current deferred tax assets (liabilities):
           Business taxes capitalized for tax purposes       $     26,928
           Unrealized loss on trading securities                   50,210
           Consulting fees not currently deductible               140,991
           Non deductible reserves                                (11,358)
           Other, net                                               7,061

                                                                  213,832

          Noncurrent deferred tax assets (liabilities):
           Property and equipment                                 136,585
           Unrealized gain on available for sale securities       (15,719)
                                                             -------------
                                                                  120,866
                                                             -------------
          Net deferred tax asset                                  334,698
          Less valuation allowance                                      -
                                                             -------------

                                                             $    334,698
                                                             =============

        The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate as follows:

                                                             Year Ended
                                                       ----------------------
                                                        June 30,    June 30,
                                                          2000       1999
                                                       ----------- ----------
          Provision (benefit) at expected federal
           statutory rate                              $   495,674 $  (2,773)
          Japanese federal, prefecture and local
           taxes at rates higher than the U.S.
           federal tax rate                                116,629      (652)
          Assessments affecting prior years                 44,934   275,489
          Other, net                                        41,539    66,002
                                                       ----------- ---------
                                                       $   698,596 $ 338,065
                                                       =========== ==========




See accompanying independent auditors' reports.

                  FOUNTAIN COLONY VENTURES, INC.

               YEARS ENDED JUNE 30, 2000 AND 1999


(10)    Commitments and Contingencies:

        The Company has signed operating leases for some of its retail pharmacy spaces located in and around Nagoya, Japan. These operating leases expire through 2019. The lease requirements are:

              Year ending June 30,
                 2001                          $   649,035
                 2002                              492,353
                 2003                              238,339
                 2004                              156,102
                 2005                              149,277
                 Thereafter                        641,953
                                               -----------

                                               $ 2,327,059
                                               ===========

        Rent expense for the years ended June 30, 2000 and 1999 amounted to $595,344 and $369,956, respectively.


(11)    Subsequent Events:

        On July 1, 2000, the president and majority shareholder of the Company contributed the net assets of seven pharmacies to the capital of the corporation. The contribution was recorded at the historical cost basis of approximately $385,000.

        Subsequent to year-end, the president and majority shareholder executed a promissory note in favor of the corporation to substantiate his borrowings, agreeing that the amounts were due on demand, or no later than October 31, 2000. All such borrowings were repaid in October 2000.

        In December of 2000, the president and majority shareholder agreed to contribute an additional $1,957,570 of capital to the corporation, no later than June 30, 2001.




See accompanying independent auditors' reports.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On April 6, 2000, Fountain Colony completed its acquisition of Green Medical Company, Ltd. At that time the new Board of Directors decided to change auditors. Effective April 11, 2000, Fountain Colony dismissed Gerald
R. Perlstein as the independent accountant previously engaged by Fountain Colony to audit the financial statements of Fountain Colony.

      Gerald R. Perlstein previously audited the balance sheet of Fountain Colony as of September 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 1999. Gerald R. Perlstein has not issued an adverse opinion or a disclaimer of opinion, nor has any report during the past year been qualified or modified as to uncertainty, audit scope, or accounting principles.

      During Fountain Colony's most recent fiscal year, and any subsequent interim period preceding the dismissal of Gerald R. Perlstein, there were no disagreements with Gerald R. Perlstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      During Fountain Colony's most recent fiscal year and any subsequent interim period preceding this change in certified accountants,

                  (A) Gerald R. Perlstein did not advise Fountain Colony that the internal controls necessary for Fountain Colony to develop reliable financial statements do not exist;

                  (B) Gerald R. Perlstein did not advise Fountain Colony that information had come to the accountant's attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management;

                  (C) Gerald R. Perlstein did not advise Fountain Colony of the need to expand significantly the scope of its audit, or that information had come to the accountant's attention during said time period that if further investigated, may: (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with Fountain Colony's financial statements; or

                  (D) Gerald R. Perlstein did not advise Fountain Colony that information had come to the accountant's attention that it had concluded materially impacted the fairness or reliability of either
         (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

      The decision to change accountants was recommended and approved by Fountain Colony's board of directors, who decided to use Green Medical's existing auditors as the new auditing firm for Fountain Colony.

      On April 11, 2000, Fountain Colony engaged Jones, Jensen & Company, LLC as the new independent accountant engaged as the principal accountant to audit Fountain Colony's financial statements. During Fountain Colony's two most recent fiscal years, and any subsequent interim period prior to engaging Jones, Jensen & Company, LLC, neither Fountain Colony nor someone on its behalf consulted Jones, Jensen & Company, LLC regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Fountain Colony's financial statements; or (ii) any matter which was either the subject of a disagreement (there were no disagreements as stated above) or a reportable event (as described in Item 304(a)(1)(V) of Regulation S-K).

      Effective July 7, 2000, Fountain Colony dismissed Jones, Jensen & Company, LLC as the independent accountant previously engaged by Fountain Colony to audit the financial statements of Fountain Colony.

      Jones, Jensen & Company, LLC previously audited the balance sheet of Fountain Colony's wholly owned subsidiary, Green Medical

Company, Ltd. as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998. Jones, Jensen & Company, LLC has not issued an adverse opinion or a disclaimer of opinion, nor has any report during the past year been qualified or modified as to uncertainty, audit scope, or accounting principles.

      During Fountain Colony's most recent fiscal year, and any subsequent interim period preceding the dismissal of Jones, Jensen & Company, LLC there were no disagreements with Jones, Jensen & Company, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      During Fountain Colony's most recent fiscal year and any subsequent interim period preceding this change in certified accountants,

                  (A) Jones, Jensen & Company, LLC did not advise Fountain Colony that the internal controls necessary for Fountain Colony to develop reliable financial statements do not exist;

                  (B) Jones, Jensen & Company, LLC did not advise Fountain Colony that information had come to the accountant's attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management;

                  (C) Jones, Jensen & Company, LLC did not advise Fountain Colony of the need to expand significantly the scope of its audit, or that information had come to the accountant's attention during said time period that if further investigated, may: (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with Fountain Colony's financial statements; or

                  (D) Jones, Jensen & Company, LLC did not advise Fountain Colony that information had come to the accountant's attention that it had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

      The decision to change accountants was recommended and approved by Fountain Colony's board of directors.

      On July 7, 2000, Fountain Colony engaged Taiyo Audit Corporation as the new independent accountant engaged as the principal accountant to audit Fountain Colony's financial statements. Subsequently Fountain Colony learned that Taiyo Audit Corporation is not qualified to audit the financial statements of companies which file periodic reports with the U.S. Securities and Exchange Commission. As a result Taiyo Audit Corporation never performed an audit of Fountain Colony's financial statements.

      Effective September 22, 2000, Fountain Colony engaged the accounting firm of BDO International and/or one of its affiliates (collectively "BDO") as the new independent accountant engaged as the principal accountant to audit Fountain Colony's financial statements. At that time, BDO was being assisted by the accounting firm of Stonefield Josephson, Inc. ("Stonefield Josephson"), 1620 26th Street, Suite 400 North, Santa Monica, California 90404-4041.

      Subsequently, on October 18, 2000, the decision was made by Fountain Colony to engage the accounting firm of Stonefield Josephson as the new independent accountant engaged as the principal accountant to audit Fountain Colony's financial statements.

      During Fountain Colony's two most recent fiscal years, and any subsequent interim period prior to engaging Stonefield Josephson neither Fountain Colony nor someone on its behalf consulted Stonefield Josephson regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Fountain Colony's financial statements; or (ii) any matter which was either the subject of a disagreement (there were no disagreements) or a reportable event (as described in Item 304(a)(1)(V) of Regulation S-K).

      This engagement of the new principal auditor was recommended and approved by the Board of Directors of Fountain Colony.









              [This Space Intentionally Left Blank]

                             PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of all directors and executive officers and all persons nominated or chosen to become such appear in the table below:

Name                     Age   Position with Company
---------------------    ---   ---------------------------------
Katumori Hayashi         47    Chief Executive Officer, President
                               and Chairman of the Board of
                               Directors

Masahiko Takeda          38    Treasurer and Director

Satomi Hayashi           40    Secretary and Director

     Mr. Katumori Hayashi has served as Chief Executive Officer, President and Chairman of the Board of Directors of Fountain Colony since April 2000. Mr. Hayashi has served as Chief Executive Officer and President of Fountain Colony's wholly owned subsidiary corporation, Green Medical Company, Ltd. since that Company's inception in late 1986. Mr. Hayashi started Sun Green Pharmacy in 1977 and served as its Chief Executive Officer. Mr. Hayashi graduated from the Pharmaceutical Department of Showa University in Tokyo, Japan in 1976.

      Mr. Masahiko Takeda has served as Treasurer and as a member of the Board of Directors of Fountain Colony since April 2000. Mr. Takeda began working for Green Medical Company, Ltd. in approximately April 1990. In October 1992, Mr. Takeda became a Director of Green Medical Company, Ltd. In April 1995, Mr. Takeda became Chief Operating Officer of Green Medical Company, Ltd. Mr. Takeda continues to serve as a Director and as Chief Operating Officer of Green Medical Company, Ltd. Mr. Takeda graduated from the Pharmaceutical Department of Josai University in Saitama Prefecture, Japan in 1986.

      Satomi Hayashi has served as Secretary and as a member of the Board of Directors of Fountain Colony Ventures, Inc. since April 2000. Ms. Hayashi has served as a Director of Green Medical Company, Ltd. since approximately March 1988. Ms. Hayashi graduated from Nagoya Womens University in Nagoya, Japan in 1983. Ms. Hayashi is the wife of Katumori Hayashi.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires Fountain Colony's officers and directors, and persons who own more than 10% of a registered class of Fountain Colony's equity securities, to file certain reports regarding ownership of, and transactions in, Fountain Colony's securities with the Securities and Exchange Commission. Such officers, directors, and 10% shareholders are also required to furnish Fountain Colony with copies of all Section 16(a) forms that they file.

      Fountain Colony believes that, during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to Fountain Colony's officers and directors were complied with.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning compensation paid to Fountain Colony's Chief Executive Officer, as well as annual compensation (salary and any bonus) of $100,000 or more paid to any executive officer of Fountain Colony ("Named Executive Officers") for services rendered in all capacities to Fountain Colony or its wholly-owned subsidiary, Green Medical Company, Ltd. for the years ended June 30, 1998, 1999 and 2000.

Name and              Year Ended                               Other
Principal Position     June  30,     Salary       Bonus     Compensation
------------------    ----------     ------       -----     ------------

Katumori Hayashi        2000         $333,333     $  -0-      $    -0-
  C.E.O., President     1999         $222,222     $  -0-      $    -0-
  Chairman              1998         $194,444     $  -0-      $    -0-

Satomi Hayashi          2000         $150,000     $  -0-      $    -0-
  Secretary and         1999         $111,111     $  -0-      $    -0-
  Director              1998         $ 61,666     $  -0-      $    -0-

Masahiko Takeda         2000         $100,000     $  -0-      $    -0-
  Treasurer and         1999         $133,333     $  -0-      $    -0-
  Director              1998         $105,555     $  -0-      $    -0-

Patrick Brooks          2000         $   -0-      $  -0-      $    -0-
  Chief Executive       1999         $   -0-      $  -0-      $    -0-
  Officer and           1998         $   -0-      $  -0-      $    -0-
  Director Until
  April 2000

      Katumori Hayashi, Satomi Hayashi and Masahiko Takeda became officers and directors of Fountain Colony in April 2000. They have each served as officers and directors of Green Medical Company, Ltd. for more than the last three fiscal years. The compensation listed for each of them in the table above represents the compensation they received from Green Medical Company, Ltd.

      Patrick Brooks resigned as an officer and director of Fountain Colony when it acquired Green Medical Company, Ltd. in April 2000. Mr. Brooks received no compensation from Fountain Colony as an officer, director or employee during any of the three fiscal years ended June 30, 1998, 1999 and 2000.

      Fountain Colony and Green Medical Company, Ltd. have not granted any restricted stock awards, stock options, stock appreciation rights or any long-term incentive plan compensation to any of their executive officers, directors, or employees during the last three fiscal years. Fountain Colony has not adopted any plans covering restricted stock awards, stock options, stock appreciation rights or any long-term incentive compensation awards.

Compensation of Directors
-------------------------

     Employees of Fountain Colony and Green Medical Company, Ltd. are not compensated for serving on the Board of Directors or on committees. All directors receive compensation as officers and employees, but they receive no separate compensation for the services they provide as directors. They receive no additional compensation for any committee participation or special assignments.

Employment Contracts and Termination of
Employment, and Change-in-Control Arrangements
----------------------------------------------

      Fountain Colony and its subsidiary have no written employment contracts with a Named Executive Officer. As of the present time, Mr. Katumori Hayashi's annual salary is 36,000,000 Japanese Yen, Ms. Satomi Hayashi's annual salary is 16,200,000 Japanese Yen, and Mr. Masahiko Takeda's annual salary is 10,800,000 Japanese Yen.

     There currently are no compensatory plans or arrangements including payments to be received from Fountain Colony or Green Medical, with respect to a Named Executive Officer, which plan or arrangement results or will result from the resignation, retirement or any other termination of such Named Executive Officer's employment with Fountain Colony and its subsidiary or from a change-in-control of Fountain Colony or a change in the Named Executive Officer's responsibilities following a change in control.

Audit Committee
---------------

     Fountain Colony presently has no separate audit committee other than its full board of directors.

Retirement Plan
---------------

     Fountain Colony and Green Medical have not adopted any retirement plans at this time.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth the number of shares of Fountain Colony common stock owned beneficially as of December 11, 2000 by:

       * each person known by Fountain Colony to be the beneficial owner of more than 5% of the outstanding shares of Fountain Colony common stock;
       *     each director and executive officer; and
       *     all directors and officers as a group.

Unless otherwise noted, each individual has sole voting and investment power over the shares indicated in the table. Fractional shares are rounded to the
nearest whole number.   Applicable percentage ownership is based on 26,037,361
shares of Fountain Colony common stock outstanding as of the record date.

                                            Amount and
                                            Nature of
Name and Address           Class of         Beneficial        Percent of
of Beneficial Owner        Stock            Ownership         Class
-------------------        --------        ----------         ----------

Katumori Hayashi            Common          18,744,800          72.0%
27 Hyakunin-cho,
Higashi-ku
Nagoya, Aichi Pref.
Japan

Satomi Hayashi              Common                0              0.0%
501 Minami Aoyama
Apartment 4-20-14
Minami Aoyama,
Minato-ku
Tokyo, Japan

Masahiko Takeda             Common                0              0.0%
2-38-1, Kawakita-cho,
Seto-City, Aichi Pref.
Japan

Top Dog Investors,          Common           1,100,000           4.2%
  Inc.(1)
Nishikawa Nakano-
Sakue Bldg. 5F
2-2-31 Chuo, Nakano-ku
Tokyo, Japan 164-0011

All Directors and           Common          18,744,800          72.0%
Executive Officers as
a Group (3 persons)

__________
_____________________
      (1) Top Dog Investors, Inc. is a Nevada corporation principally owned by Masayuki Tsuda, Kazuyo Horigane, Noriyoshi Matsuda, Ronald A. Johnson and Claire A. Singleton, all of whom serve as directors of Top Dog Investors, Inc. In addition to the shares owned by Top Dog Investors, Inc., Noriyoshi Matsuda owns 242,000 shares, and each of Masayuki Tsuda, Kazuyo Horigane, Ronald A. Johnson and Claire A. Singleton owns 200,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since July 1, 1998, Fountain Colony and/or Green Medical Company, Ltd. have entered into the following significant related party transactions:

      1. On January 19, 2000, Fountain Colony entered into an Agreement and Plan of Reorganization with Green Medical Company, Ltd. and Katumori Hayashi pursuant to which Mr. Hayashi agreed to exchange his ownership of 100% of the outstanding stock of Green Medical Company, Ltd. for 21,420,000 shares of the common stock of Fountain Colony. The Agreement and Plan of Reorganization was amended on January 27, 2000 ("First Amendment") and again on March 23, 2000 ("Second Amendment"). The business combination was closed on April 6, 2000, and Green Medical Company, Ltd. became a wholly-owned subsidiary of Fountain Colony at that time.

      2. Pursuant to the Agreement and Plan of Reorganization as amended by the First Amendment and Second Amendment, Mr. Hayashi made certain representations, warranties and agreements which included, but were not limited, to the following:

            (a) To contribute capital to Green Medical Company, Ltd. to pay off certain accrued taxes and penalties described on the June 30, 1999 financial statements as a $2,187,538 liability;

            (b) To forgive a $417,022 account payable owed to Mr. Hayashi by Green Medical Company, Ltd.; and

            (c) To transfer certain assets and liabilities of the seven (7) Sun Green Pharmacy locations operated by Mr. Hayashi as a sole proprietorship to Green Medical Company, Ltd. with the result of transferring seven (7) pharmacies with approximately $385,820 in net assets to Green Medical Company, Ltd.

As of the date of this report, all of these transactions have been completed with the exception of making the capital contribution to Green Medical Company, Ltd. for the payment of the tax liability. Through negotiations with the Japanese tax authority this liability was subsequently reduced to
approximately $1,957,570 or approximately 206,550,000 Japanese Yen.   This
capital contribution to be made by Mr. Hayashi is the subject of an Agreement to Contribute Additional Capital which is described below.

      3. On December 19, 2000, Katumori Hayashi entered into an Agreement to Contribute Additional Capital with Fountain Colony and Green Medical Company, Ltd. pursuant to which the parties agreed that Mr. Hayashi would complete his obligation to contribute additional capital to Green Medical Company, Ltd. in the following manner:

            (a) Mr. Hayashi shall purchase 4,131 additional shares of Green Medical Company, Ltd. stock for the purchase price of 50,000 Yen per share according to the following schedule:

                  (i) 600 shares will be purchased for 30,000,000 Yen on or before December 31, 2000;

                  (ii) 2,400 shares will be purchased for 120,000,000 Yen on or before March 31, 2001;

                  (iii) 1,131 shares will be purchased for 56,550,000 Yen on or before June 30, 2001;

            (b) Each time additional shares of Green Medical Company, Ltd. stock are issued to Mr. Hayashi, Mr. Hayashi shall then immediately transfer all of the shares directly to Fountain Colony, without any additional consideration being paid by Fountain Colony or Green Medical Company, Ltd. to Mr. Hayashi, in order that Green Medical Company, Ltd. shall continue to be a wholly owned subsidiary corporation of Fountain Colony.

This shall continue until the additional stock purchases or capital contribution payments made by Mr. Hayashi to Green Medical Company, Ltd. are equal to 206,550,000 Yen. All payments shall be made and the full capital contribution shall be completed not later than June 30, 2001. Green Medical Company, Ltd. shall amend its articles of incorporation to authorize a sufficient number of shares to allow Mr. Hayashi to complete the stock purchases.

      Additionally, Mr. Hayashi agreed to pledge to Fountain Colony as collateral for his capital contribution obligation, a total of 2,000,000 shares of Fountain Colony common stock owned by him.

      4. Green Medical Company, Ltd. from time to time lends money to, or borrows money from, Katumori Hayashi, in an effort to provide funding for various business activities, sometimes on a revolving basis. The amount representing borrowings by Mr. Hayashi bears interest at 2.5% per annum, is unsecured and due on demand or no later than October 31, 2000. As of June 30, 2000, the amount owed by Mr. Hayashi was $1,342,242 (or approximately

142,658,061 Yen). The amount owed by Mr. Hayashi was evidenced by a promissory note dated June 30, 2000 in the amount of 142,658,061 Yen. The promissory note was paid in full prior to October 31, 2000.

      During the fiscal year ended June 30, 2000, as a result of action of the Japanese tax authority, income of approximately $370,000 in the form of consulting fees was reallocated to Green Medical Company, Ltd. from other entities controlled by Mr. Katumori Hayashi. This was a one-time nonrecurring benefit to Green Medical Company, Ltd.

MANAGEMENT'S OPINION
--------------------

      Each of the above described transactions when entered into, were, in the opinion of management, as favorable to Fountain Colony and Green Medical Company, Ltd. as could have been obtained from independent third parties.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit   Exhibit
Number    Description                               Location
------    ----------------------------              ---------------

 2.1      Agreement and Plan of Reorganization      Incorporated by
          dated January 19, 2000, by and among      reference from
          Fountain Colony, Green Medical Com-       Fountain Colony's
          pany, Ltd. and Katumori Hayashi           Form 8-K Current
                                                    Report filed
                                                    April 12, 2000

 2.2      Amendment to Agreement and Plan of        Incorporated by
          Reorganization dated January 27,          reference from
          2000, by and among Fountain Colony,       Fountain Colony's
          Green Medical Company, Ltd. and           Form 8-K Current
          Katumori Hayashi                          Report filed
                                                    April 12, 2000

 2.3      Second Amendment to Agreement and         Incorporated by
          Plan of Reorganization dated March        reference from
          23, 2000, by and among Fountain           Fountain Colony's
          Colony, Green Medical Company, Ltd.       Form 8-K Current
          and Katumori Hayashi                      Report filed
                                                    April 12, 2000

 3.1      Articles of Incorporation of              Incorporated by
          Fountain Colony Ventures, Inc.            reference from
                                                    Fountain Colony's
                                                    Form 8-K Current
                                                    Report filed
                                                    July 23, 1999

 3.2      By-Laws of Fountain Colony                Incorporated by
          Ventures, Inc.                            reference from
                                                    Fountain Colony's
                                                    Form 8-K Current
                                                    Report filed
                                                    July 23, 1999

10.1      Agreement to Contribute Additional                -
          Capital dated December 19, 2000

10.2      Promissory Note of Katumori Hayashi               -
          in the Principal amount of 142,658,061
          Yen dated June 30, 2000

16.1      Letter from Gerald R. Perlstein           Incorporated by
          concerning change in certifying           reference from
          accountant                                Fountain Colony's
                                                    Form 8-K Current
                                                    Report filed
                                                    April 12, 2000

16.2      Letter from Jones, Jensen &               Incorporated by
          Associates concerning change in           reference from
          certifying accountant                     Fountain Colony's
                                                    Form 8-K Current
                                                    Report filed July
                                                    13, 2000

21.1      List of Subsidiaries of Fountain                   -
          Colony

(b)      Reports on Form 8-K

      The Company filed one report on Form 8-K during the quarter ended June 30, 2000. The Form 8-K report dated April 11, 2000 was filed on April 12, 2000 relating to the acquisition of Green Medical Company, Ltd. by Fountain Colony. The report included information under Item 1 (Changes in Control of Registrant), Item 2 (Acquisition or Disposition of Assets), and Item 4 (Changes in Registrant's Certifying Accountant). Amendment No. 1 to the Form 8-K report was signed and dated on June 7, 2000 and filed on June 7, 2000. The amendment added the

June 30, 1999 audited financial statements of Green Medical Company, Ltd. and consolidated pro forma financial statements consolidating Fountain Colony and Green Medical Company, Ltd. as of June 30, 1999 to the Form 8-K report.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FOUNTAIN COLONY VENTURES, INC.



Date: January 10, 2000         By   /s/ Katumori Hayashi
                                        Katumori Hayashi, Chief
                                        Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: January 10, 2000              /s/ Katumori Hayachi
                                    ______________________________________
                                        Katumori Hayashi, Chairman of the
                                        Board of Directors, Chief Executive
                                        Officer, President, Principal
                                        Financial Officer and Chief
                                        Accounting Officer


Date: January 10, 2000              /s/ Masahiko Takoda
                                    _______________________________________
                                        Masahiko Takeda, Director



Date: January 10, 2000              /s/ Satomi Hayashi
                                    ________________________________________
                                        Satomi Hayashi, Director

                   ANNUAL REPORT ON FORM 10-KSB
                  FOUNTAIN COLONY VENTURES, INC.
                       SEC FILE NO. 33-27230

                          EXHIBIT INDEX
Exhibit   Exhibit
Number    Description                               Location

 2.1      Agreement and Plan of Reorganization      Incorporated by
          dated January 19, 2000, by and among      reference from
          Fountain Colony, Green Medical Com-       Fountain Colony's
          pany, Ltd. and Katumori Hayashi           Form 8-K Current
                                                    Report filed
                                                    April 12, 2000

 2.2      Amendment to Agreement and Plan of        Incorporated by
          Reorganization dated January 27,          reference from
          2000, by and among Fountain Colony,       Fountain Colony's
          Green Medical Company, Ltd. and           Form 8-K Current
          Katumori Hayashi                          Report filed
                                                    April 12, 2000

 2.3      Second Amendment to Agreement and         Incorporated by
          Plan of Reorganization dated March        reference from
          23, 2000, by and among Fountain           Fountain Colony's
          Colony, Green Medical Company, Ltd.       Form 8-K Current
          and Katumori Hayashi                      Report filed
                                                    April 12, 2000

 3.1      Articles of Incorporation of              Incorporated by
          Fountain Colony Ventures, Inc.            reference from
                                                    Fountain Colony's
                                                    Form 8-K Current
                                                    Report filed
                                                    July 23, 1999

 3.2      By-Laws of Fountain Colony                Incorporated by
          Ventures, Inc.                            reference from
                                                    Fountain Colony's
                                                    Form 8-K Current
                                                    Report filed
                                                    July 23, 1999

10.1      Agreement to Contribute Additional                -
          Capital dated December 19, 2000

10.2      Promissory Note of Katumori Hayashi                -
          in the Principal amount of 142,658,061
          Yen dated June 30, 2000

16.1      Letter from Gerald R. Perlstein           Incorporated by
          concerning change in certifying           reference from
          accountant                                Fountain Colony's
                                                    Form 8-K Current
                                                    Report filed
                                                    April 12, 2000

16.2      Letter from Jones, Jensen &               Incorporated by
          Associates concerning change in           reference from
          certifying accountant                     Fountain Colony's
                                                    Form 8-K Current
                                                    Report filed July
                                                    13, 2000

21.1      List of Subsidiaries of Fountain                      -
          Colony