Form 10QSB
period 2000-09-30
FOUNTAIN COLONY VENTURES INC
filed 2001-02-20
CIK 1080291

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the quarterly period ended 9/30/00
                       Commission file number 33-27230

                        FOUNTAIN COLONY VENTURES, INC.
       ________________________________________________________________
     (Exact name of small business issuer as specified in its charter)


          Colorado                              95-4798345
 ___________________________             _______________________________
(State or other jurisdiction          (IRS Employer Identification Number)
   of incorporation or
       organization)


                               27 Hyakunin-cho
                                  Higashi-ku
                           Nagoya, Aichi Prefecture
                   ________________________________________
                   (Address of principal executive offices)


                              011-81-52-937-8840
               ________________________________________________
               (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes       No   X


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of February 15, 2001, the issuer had outstanding 26,037,361 shares of its Common Stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited consolidated balance sheet of Fountain Colony Ventures, Inc., a Colorado corporation, as of September 30, 2000, the unaudited related consolidated statements of operations and cash flows for the three month periods ended September 30, 2000 and September 30, 1999, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Fountain Colony Ventures, Inc. consolidated with Green Medical Company, Ltd., its wholly-owned Japanese corporation subsidiary. The names "Fountain Colony", "we", "our" and "us" used in this report refer to Fountain Colony Ventures, Inc. as consolidated with Green Medical Company, Ltd.

     Fountain Colony's predecessor company was organized as a Delaware corporation on May 6, 1988. Fountain Colony Ventures, Inc. was formed as a Colorado corporation on February 16, 1999. On or about February 19, 1999, the domicile of the predecessor corporation was changed from Delaware to the State of Colorado by merging the predecessor Delaware corporation into the Colorado corporation, and it is now known as Fountain Colony Ventures, Inc. Effective April 6, 2000, Fountain Colony acquired 100% ownership of Green Medical Company, Ltd., a Japanese corporation. At that time, the former management of Fountain Colony resigned and was replaced by the same persons who serve as officers and directors of Green Medical Company, Ltd.

     Fountain Colony serves as a publicly held holding company, and all of the business operations are conducted through its wholly-owned subsidiary, Green Medical Company, Ltd. The subsidiary, Green Medical Company, Ltd., was organized as a Japanese corporation in November, 1986. It is sometimes referred to herein as "Green Medical". Since that time Green Medical has been engaged in the pharmacy business in Japan.

     Fountain Colony and Green Medical have a fiscal year ending on June 30. As of the end of Fountain Colony's last fiscal year, June 30, 2000, Green Medical Company, Ltd. owned and operated 18 pharmacies. Effective July 1, 2000 Mr. Katumori Hayashi contributed an additional 7 pharmacies to Green Medical bringing the total number of pharmacies owned and operated by Green Medical to 25. As of September 30, 2000, Green Medical owned and operated a total of 25 pharmacies in Japan.

     All of the 25 pharmacies operated by Green Medical Company, Ltd. are operated under the trade name of "Sun Green". A total of 23 of the pharmacies are located in or near Nagoya which is the fourth largest city in Japan which has a population of approximately 2,200,000 people. The remaining 2 pharmacies are located in Tokyo which is the largest city in Japan.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

     (a)  Plan of Operation.  Not Applicable.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

     During the three months ended September 30, 2000, Fountain Colony earned net income in the amount of $62,433, or approximately $0.002 per share, compared to a net loss of $149,836, or approximately ($0.007) per share, for the three months ended September 30, 1999.

     As a result of Fountain Colony's expansion from operating 18 pharmacies during the three month period ended September 30, 1999 to operating 25 pharmacies during the three month period ended September 30, 2000, Fountain Colony recorded revenue of $4,030,319 for the three month period ended September 30, 2000 compared to $2,698,949 for the three month period ended September 30, 1999. Fountain Colony recorded a gross profit of $2,013,724 or 50% for the three month period ended September 30, 2000 compared to $1,222,026 or 45% for the three month period ended September 30, 1999. Operating expenses increased by $365,189 to $1,828,563 for the three month period ended September 30, 2000 as compared to $1,463,374 for the three month period ended September 30, 1999. This increase in revenue and expenses are attributable to increased economies of scale from utilizing the same overhead structure for an increased number of stores.

     During the three months ended September 30, 2000 gross profit was approximately 50% as compared with 45% in the preceding year. The increase was a result of increased purchasing efficiencies through buying in larger quantities and from a change in revenue mix to higher margin prescriptions.

     The increase in operating expenses was primarily caused by increased professional costs arising from becoming a reporting company in the United States.

Liquidity and Capital Resources

     Fountain Colony's shareholders' equity increased $379,342 from $2,454,684 at June 30, 2000 to $2,834,026 at September 30, 2000. This increase was largely due to the contribution of the net assets of approximately $385,000 of seven pharmacies to Green Medical Company, Ltd. by Fountain Colony's president and majority shareholder, which occurred on July 1, 2000, and also to Fountain Colony's net income of $62,433 earned during the period.

     Fountain Colony's current assets as of September 30, 2000 were $5,490,227 compared to $5,274,759 at June 30, 2000. Fountain Colony's current liabilities as of September 30, 2000 were $5,941,509 compared to $5,283,849 at June 30, 2000. This means that Fountain Colony's current ratio went from 1.0 to 1 at June 30, 2000 to a current ratio of 0.92 to 1 at September 30, 2000. This change was a result of a payment of a related party receivable, the proceeds of which were used for the payment of accrued tax and penalties payable, from certain long term obligations becoming current during the quarter, and from the assumption of current obligations in connection with the contribution of net assets of seven pharmacies.

     Fountain Colony's accounts receivable increased by $222,155 from $1,905,772 as of June 30, 2000 to $2,127,887 as of September 30, 2000.
Inventory increased by $205,622 from $1,235,476 as of June 30, 2000 to $2,127,887 as of September 30, 2000. Accounts and advances receivable from related party decreased $876,635 from $1,342,242 at June 30, 2000 to $465,607 at September 30, 2001. Property and equipment, net of accumulated depreciation, increased $293,750 from $4,248,455 at June 30, 2000 to $4,542,205 at September 30, 2000. Fountain Colony's accounts receivable are for prescriptions which are reimbursed by the Japanese Government in approximately 45 days after the end of the period.

     During the current quarter net cash used by operating activities was $284,173, and investing activities consumed $629,970 of cash, principally for the acquisition of property and equipment. These amounts were principally financed by bank borrowings and by payments received from related parties.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     None.

Item 2.     Changes in Securities.

     None.

Item 3.     Defaults Upon Senior Securities.

     None

Item 4.     Submission of Matters to a vote of Security Holders.

     None

Item 5.     Other Information.

     None

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     There are no exhibits included with this report.

     (b) Fountain Colony filed the following Current Reports on Form 8-K during the quarter ended September 30, 2000:

          (1) A Form 8-K dated July 20, 2000 was filed on July 13, 2000, concerning an Item 4 disclosure involving the dismissal of Jones, Jensen & Company, LLC and the engagement of Taiyo Audit Corporation as Fountain Colony's independent auditor.

          (2) A Form 8-K dated August 31, 2000 was filed on August 31, 2000, concerning an Item 4 disclosure concerning the dismissal of Taiyo Audit Corporation as Fountain Colony's independent auditor, and an Item 5 disclosure concerning a change in the fiscal year of Fountain Colony from a fiscal year ending September 30 to a fiscal year ending June 30.

          (3) A Form 8-K dated September 28, 2000 was filed on September 29, 2000, concerning an Item 4 disclosure concerning the engagement of BDO International and/or its affiliates as Fountain Colony's independent auditor.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FOUNTAIN COLONY VENTURES, INC.
                             (Registrant)


Date: February 17, 2001      By:/s/ Katumori Hayashi
                             _____________________________________

                             Katumori Hayashi, Chairman of the
                             Board of Directors, Chief
                             Executive Officer, President and
                             Principal Financial and Chief
                             Accounting Officer

                        FOUNTAIN COLONY VENTURES, INC.
                                 BALANCE SHEET

                                                       September 30, 2000
                                                         =============
                                                          (Unaudited)

                                    ASSETS
Current assets:
Cash and cash equivalents                                $    426,979
Accounts receivable                                         2,127,887
Accounts and advances receivable, related party               465,607
Prepaid expenses and other receivables, net of
  allowance for doubtful accounts                             470,697
Inventory                                                   1,441,098
Marketable securities, at market value
 (original cost $244,231)                                     102,222
Short-term investment                                         190,741
Deferred tax                                                  248,885
Current maturities of long-term loans receivable               16,111
                                                         -------------
      Total current assets                                  5,490,227
                                                         -------------

Property and equipment, net of accumulated depreciation     4,542,205

Long-term loans receivable, net of current maturities          29,352

Investment in securities, at market value
  (original cost $95,848)                                     119,704

Investments- other                                            178,917

Other assets:
Lease deposits                                                318,353
Deferred taxes                                                 69,631
Other                                                         138,486
                                                         -------------
                                                              526,470
                                                         -------------

                                                         $ 10,886,875
                                                         =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                    $  2,992,464
Accrued tax and penalties payable                             475,266
Bank loans and current maturities of long-term debt         2,297,724
Current maturities of obligation under capital leases         125,264
Refundable deposits                                            50,791
                                                         -------------
     Total current liabilities                              5,941,509
                                                         -------------

Long-term debt, less current maturities                     1,915,894

Obligation under capital leases, less current maturities      195,446

Shareholders' equity:
Preferred stock; $0.001 par value, 10,000,000
  authorized, no shares issued and outstanding                      -
Common stock; $.001 par value, 50,000,000 shares
  authorized 26,037,361 shares issued and outstanding          92,091
Additional paid in capital                                  3,266,306
Other comprehensive loss                                     (156,119)
Accumulated deficit                                          (368,252)
                                                         -------------
     Total shareholders' equity                             2,834,026
                                                         -------------

                                                         $ 10,886,875
                                                         =============

                        FOUNTAIN COLONY VENTURES, INC.
                           STATEMENTS OF OPERATIONS



                                                   Three months  Three months
                                                   ended         ended
                                                   September 30, September 30,
                                                   2000          1999
                                                   ------------- -------------
                                                   (Unaudited)   (Unaudited)

Revenue:                                           $  4,030,319  $  2,698,949

Cost of Revenue                                       2,016,595     1,476,923
                                                   ------------- -------------

Gross profit                                          2,013,724     1,222,026

Operating expenses:
  General and Administrative                          1,692,619     1,377,290
  Depreciation                                          135,944        86,084
                                                   ------------- -------------
     Total operating expenses                         1,828,563     1,463,374
                                                   ------------- -------------

Income from operations before other income(expense)     185,161      (241,348)

Other income (expense):
  Loss on disposal of property                          (39,830)            -
  Unrealized income (loss) on investment                      -          (528)
  Miscellaneous income (expense)                         (5,395)       34,422
  Interest expense                                      (33,587)      (15,174)
                                                   ------------- -------------
                                                        (78,812)       18,720
                                                   ------------- -------------

Net income before provision for income taxes            106,349      (222,628)

Provision for income taxes                               43,916       (72,792)
                                                   ------------- -------------

Net income (loss)                                  $     62,433  $   (149,836)
                                                   ============= =============

Net loss per share - basic and diluted             $       0.00  $      (0.01)
                                                   ============= =============
Weighted average number of shares outstanding -
  basic and diluted                                  26,037,361    21,420,000
                                                   ============= =============

                        FOUNTAIN COLONY VENTURES, INC.
                           STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          Three months  Three months
                                                          ended         ended
                                                          9/30/00       9/30/99
                                                          ------------- -------------
                                                          (Unaudited)   (Unaudited)
Cash flows provided by (used for) operating activities:
Net income(loss)                                          $     62,433  $   (149,836)

Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
Depreciation                                                   135,440        91,509
Loss on disposal of property                                    39,682             -
Unrealized loss (income) on investment                          19,296           561

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                           (266,230)       18,278
Accounts and advances receivable, related party                855,301      (462,867)
Prepaid expenses and other receivables,
  net of allowance for doubtful accounts                      (361,268)     (334,834)
Inventory                                                     (234,221)       13,587

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts payable and accrued expenses                          688,838       (10,690)
Accounts payable, related party                                      -      (470,753)
Accrued tax and penalties payable                           (1,208,421)      (14,025)
Refundable deposits                                            (15,023)       18,582
                                                          ------------- -------------

     Total adjustments                                        (346,606)   (1,150,652)
                                                          ------------- -------------

     Net cash provided by operating activities                (284,173)   (1,300,488)


Cash flows provided by (used for) investing activities:
Acquisition of property and equipment                         (633,072)     (137,694)
Change in short-term investment                                   (926)     (140,252)
Proceeds from loans receivable                                   4,028       (94,549)
                                                          ------------- -------------

     Net cash used for investing activities                   (629,970)     (372,495)
                                                          ------------- -------------
Cash flows provided by (used for) financing activities:
Proceeds from long-term debt                                         -     2,711,547
Payment on long-term debt                                     (474,073)   (1,191,470)
Proceeds from bank loans                                     1,605,281        82,153
Payment on bank loans                                         (243,289)            -
Contribution of capital                                        385,820             -
                                                          ------------- -------------

     Net cash provided by financing activities               1,273,739     1,602,230
                                                          ------------- -------------

Other, net                                                     (17,647)        8,999
                                                          ------------- -------------

Net increase (decrease)in cash                                 341,949       (61,754)
Cash, beginning of period                                       85,030       143,131
                                                          ------------- -------------

Cash, end of period                                       $    426,979  $     81,377
                                                          ============= =============

Supplemental disclosure of cash flow information:

  Interest paid                                           $     33,513  $     16,130
                                                          ============= =============
  Income taxes paid                                       $  1,239,309  $    161,977
                                                          ============= =============


                    FOUNTAIN COLONY VENTURES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THREE MONTHS ENDED SEPTEMBER 30, 2000


(1)   Summary of Significant Accounting Policies:

      General:

      Fountain Colony Ventures, Inc. was organized as a Delaware corporation on May 6, 1988, under the name of Argyle Funding, Incorporated. Its initial business purpose, as a blank check company, was to search for and acquire one or more appropriate businesses, whether it be through purchase, merger or other business combination. On February 19, 1999, the domicile of the corporation was changed from Delaware to the State of Colorado, and thereafter, the Company changed it's name to Fountain Colony Ventures, Inc.

      On April 6, 2000, Fountain Colony Ventures, Inc., and Green Medical Company, Ltd., a Japanese corporation ("Green Medical") and it's sole shareholder consummated a stock for stock exchange in a reverse merger. The sole shareholder of Green Medical transferred ownership of one hundred percent of all the issued and outstanding shares of capital stock of Green Medical to Fountain Colony in exchange for 21,420,000 newly issued shares, approximately 85%, of the common stock, $0.001 par value, of Fountain Colony. At that time, the former management of Fountain Colony resigned and was replaced by the same persons who serve as officers and directors of Green Medical Company, Ltd. Inasmuch as the former owners of Green Medical controlled the Company after the acquisition, the combination was accounted for under APB 16, as a reverse merger, with Green Medical as acquirer and requiring no adjustment to the carrying value of the assets or liabilities of the acquired entity, Fountain Colony. Proforma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of the subsidiary is included in the consolidated statements of the Company.

      Green Medical, headquartered in Nagoya, Japan, was incorporated on November 12, 1986. Green Medical operates a chain of pharmacies in Nagoya and the surrounding regions in Japan. Green Medical sells primarily prescription drugs to private individuals, but does offer a small selection of over-the-counter products. Green Medical receives payment for all of its prescription sales from government insurance agencies.

                    FOUNTAIN COLONY VENTURES, INC.

                THREE MONTHS ENDED SEPTEMBER 30, 2000


(1)   Summary of Significant Accounting Policies, Continued:


      Interim Financial Statements:

      The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Green Medical, Inc. and subsidiaries (the "Company") on Form 10-KSB for the year ended June 30, 2000 and June 31, 1999.

      Principles of Consolidation:

      The accompanying consolidated statements include the accounts of Green Medical, Inc. and subsidiary. All significant intercompany transactions and accounts have been eliminated.

      The financial statements of the subsidiary located outside the United States are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as other comprehensive income. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss).

                   FOUNTAIN COLONY VENTURES, INC.

                THREE MONTHS ENDED SEPTEMBER 30, 2000



(2)   Significant transactions (Unaudited):

      On July 1, 2000, the president and majority shareholder of the Company contributed the net assets of seven pharmacies to the capital of the corporation. The contribution was recorded at the historical cost basis of approximately $385,000.

      During fiscal 2001, the president and majority shareholder executed a promissory note in favor of the corporation to substantiate his borrowings, agreeing that the amounts were due on demand, or no later than October 31, 2000. All such borrowings were repaid in October 2000.