Form 10QSB
period 2000-12-31
FOUNTAIN COLONY VENTURES INC
filed 2001-02-20
CIK 1080291

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the quarterly period ended 12/31/00
                       Commission file number 33-27230

                        FOUNTAIN COLONY VENTURES, INC.
       ________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

          Colorado                                95-4798345
 _____________________________        ___________________________________
 (State or other jurisdiction         (IRS Employer Identification Number)
    of incorporation or
       organization)




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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited consolidated balance sheet of Fountain Colony Ventures, Inc., a Colorado corporation, as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three and six month periods ended December 31, 2000 and December 31, 1999, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     Fountain Colony and Green Medical have a fiscal year ending on June 30. As of the end of Fountain Colony's last fiscal year, June 30, 2000, Green Medical Company, Ltd. owned and operated 18 pharmacies. Effective July 1, 2000 Mr. Katumori Hayashi contributed an additional 7 pharmacies to Green Medical bringing the total number of pharmacies owned and operated by Green Medical to 25. As of December 31, 2000, Green Medical owned and operated a total of 25 pharmacies in Japan.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation.

     (a)  Plan of Operation.  Not Applicable.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

     During the three months ended December 31, 2000, Fountain Colony earned net income in the amount of $37,606, or approximately $0.001 per share, compared to net income of $146,008, or approximately $0.007 per share, for the three months ended December 31, 1999. During the six months ended December 31, 2000, Fountain Colony earned net income in the amount of $100,039, or approximately $0.004 per share, compared to a net loss of $3,828, or approximately ($0.000) per share, for the six months ended December 31, 1999.

     As a result of Fountain Colony's expansion from operating 18 pharmacies during the three month period ended December 31, 1999 to operating 25 pharmacies during the three month period ended December 31, 2000, Fountain Colony recorded revenue of $4,518,608 for the three month period ended December 31, 2000 compared to $3,508,249 for the three month period ended December 31, 1999. Fountain Colony recorded a gross profit of $2,000,125 or 44% for the three month period ended December 31, 2000 compared to $1,736,495 or 49% for the three month period ended December 31, 1999. Operating expenses increased by $546,719 to $1,900,669 for the three month period ended December 31, 2000 as compared to $1,353,950 for the three month period ended December 31, 1999. These increases in revenue and operating expenses are attributable to the added stores.

     Fountain Colony recorded revenue of $8,548,927 for the six month period ended December 31, 2000 compared to $6,207,198 for the six month period ended December 31, 1999. The increase in revenue was attributable to the increased number of pharmacies operated in the later period. Fountain Colony recorded a gross profit of $4,013,849 or 47% for the six month period ended December 31, 2000 compared to $2,958,521 or 48% for the six month period ended December 31, 1999. Operating expenses increased by $911,908 to $3,729,232 for the six month period ended December 31, 2000 as compared to $2,817,324 for the six month period ended December 31, 1999. For the six months ended December 31, 2000, income from operations was $284,617 as compared with $141,197 for the corresponding period of the preceding year, an increase attributable to the profits generated from the seven pharmacies which were contributed to the company in July, 2000.

      Operating expenses in the aggregate increased because of increases in director compensation and increased professional fees associated with becoming a reporting company in the United States.

     However, net income for the six months ended December 31, 2000 was $100,039 as compared with a net loss in the corresponding period of the preceding year. During the prior year the Japanese taxing authorities assessed penalties and interest related to prior years, which caused the provision for income taxes to increase to $71,557 on pre-tax net income of $67,729. During fiscal 2000 the income tax provision approximates the combined Japanese federal, local and business effective tax rate of approximately 42%.

Liquidity and Capital Resources

     Fountain Colony's shareholders' equity increased $501,520 from $2,454,684 at June 30, 2000 to $2,956,204 at December 31, 2000. This increase was largely due to: (1) the contribution of the net assets of approximately $385,000 of seven pharmacies to Green Medical Company, Ltd. by Fountain Colony's president and majority shareholder, which occurred on July 1, 2000;
(2) a contribution to capital of $261,438 made by Fountain Colony's president and majority shareholder in December 2000; and (3) Fountain Colony's net income of $100,039 earned during the six months ended December 31, 2000. Fountain Colony's president and majority shareholder has agreed to contribute an additional $1,696,132 to capital between December 31, 2000 and June 30, 2001.

     Fountain Colony's current assets as of December 31, 2000 were $4,390,470 compared to $5,274,759 at June 30, 2000. Fountain Colony's current liabilities as of December 31, 2000 were $4,767,069 compared to $5,283,849 at June 30, 2000. The overall reduction in current assets and liabilities was a result of a related party paying a major liability, the proceeds of which were used to pay down accrued taxes and penalties, including amounts remaining from assessments made in prior years.

     Fountain Colony's accounts receivable increased by $509,197 from $1,905,772 as of June 30, 2000 to $2,414,969 as of December

31, 2000. Inventory decreased by $39,111 from $1,235,476 as of June 30, 2000 to $1,196,365 as of December 31, 2000. Accounts and advances receivable from related party decreased $1,342,242 from $1,342,242 at June 30, 2000 to $0 at December 31, 2000. Property and equipment, net of accumulated depreciation, increased $168,730 from $4,248,455 at June 30, 2000 to $4,417,185 at December
31, 2000. Fountain Colony's accounts receivable are for prescriptions which are reimbursed by the Japanese Government in approximately 45 days after the end of the period.

     Net cash used by operating activities was $192,749, and investing activities consumed $843,803 principally for the acquisition of property and equipment. The consumption of cash was financed by bank borrowings and contributions of capital from a majority shareholder.

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

     (b) Fountain Colony filed the following Current Report on Form 8-K during its second fiscal quarter ended December 31, 2000:

          An Amendment No. 1 to Form 8-K dated October 27, 2000 was filed on November 15, 2000. The Amendment served to amend an earlier current report on Form 8-K dated September 28, 2000 which was filed on September 29, 2000. The amendment concerned an Item 4 disclosure indicating that on October 18, 2000, Fountain Colony decided to dismiss BDO International and/or its affiliates and to engage Stonefield Josephson, Inc. as Fountain Colony's independent auditor.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FOUNTAIN COLONY VENTURES, INC.
                            (Registrant)


Date: February 17, 2001      By:/s/ Katumori Hayashi
                             __________________________________
                             Katumori Hayashi, Chairman of the
                             Board of Directors, Chief
                             Executive Officer, President and
                             Principal Financial and Chief
                             Accounting Officer

                        FOUNTAIN COLONY VENTURES, INC.
                                BALANCE SHEET

                                                                 December 31,
                                                                    2000
                                                                =============
                                                                 (Unaudited)
                               ASSETS
Current assets:
Cash and cash equivalents                                       $    268,844
Accounts receivable                                                2,414,969
Accounts and advances receivable, related party                            -
Prepaid expenses and other receivables, net of
  allowance for doubtful accounts                                    116,530
Inventory                                                          1,196,365
Marketable securities, at market value(original cost $244,231)        82,789
Short-term investment                                                 97,168
Deferred tax                                                         198,642
Current maturities of long-term loans receivable                      15,163
                                                                -------------
     Total current assets                                          4,390,470
                                                                -------------

Property and equipment, net of accumulated depreciation            4,417,185

Long-term loans receivable, net of current maturities                 23,834

Investment in securities, at market value (original cost $95,848)    143,355

Investments - other                                                  168,392

Other assets:
   Lease deposits                                                    306,484
   Advanced payments on new store sites                              627,451
   Deferred taxes                                                     65,915
   Other                                                             143,891

                                                                   1,143,741
                                                                -------------

                                                                $ 10,286,977
                                                                =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities-
Accounts payable and accrued expenses                           $  3,254,805
Accrued tax and penalties payable                                     23,210
Bank loans and current maturities of long-term debt                1,356,493
Current maturities of obligation under capital leases                 65,477
Refundable deposits                                                   67,084
                                                                -------------
     Total current liabilities                                     4,767,069

Long-term debt, less current maturities                            2,396,022

Obligation under capital leases, less current maturities             167,682

Shareholders' equity:
Preferred stock; $0.001 par value, 10,000,000 authorized,
  no shares issued and outstanding                                         -
Common stock; $.001 par value, 50,000,000 shares authorized
  26,037,316 shares issued and outstanding                            92,091
Additional paid in capital                                         3,531,793
Other comprehensive loss                                            (337,034)
Accumulated deficit                                                 (330,646)
                                                                -------------
     Total shareholders' equity                                    2,956,204
                                                                -------------

                                                                $ 10,286,977
                                                                =============

                        FOUNTAIN COLONY VENTURES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                           Three months Three months Six months   Six months
                           ended         ended       ended        ended
                           December 31, December 31, December 31, December 31,
                           2000         1999         2000         1999
                           ------------ ------------ ------------ ------------
                           (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Revenue:                   $ 4,518,983  $ 3,508,249  $ 8,548,927  $ 6,207,198

Cost of Revenue              2,518,788    1,771,754    4,535,078    3,248,677
                           ------------ ------------ ------------ ------------

Gross profit                 2,000,195    1,736,495    4,013,849    2,958,521

Operating expenses:
  General & Administrative   1,763,363    1,267,949    3,455,982    2,645,239
  Depreciation                 137,306       86,001      273,250      172,085
                           ------------ ------------ ------------ ------------
   Total operating expenses  1,900,669    1,353,950    3,729,232    2,817,324

Income from operations
 before other income
 (expense)                      99,456      382,545      284,617      141,197
                           ------------ ------------ ------------ ------------
Other income (expense):
  Loss on disposal of
    property                         -            -      (39,416)           -
  Unrealized income (loss)
    on investment              (33,330)     (47,714)     (33,330)     (48,242)
  Miscellaneous income
    (expense)                   48,884       13,640       43,075       48,062
  Interest expense             (41,003)     (58,114)     (74,590)     (73,288)
                           ------------ ------------ ------------ ------------
                               (25,449)     (92,188)    (104,261)     (73,468)
                           ------------ ------------ ------------ ------------
Net income before provision
 for income taxes               74,007      290,357      180,356       67,729

Provision for income taxes      36,401      144,349       80,317       71,557
                           ------------ ------------ ------------ ------------

Net income (loss)          $    37,606  $    46,008  $   100,039  $    (3,828)
                           ============ ============ ============ ============
Net loss per share -
  basic and diluted        $      0.00  $      0.01  $      0.00  $     (0.00)
                           ============ ============ ============ ============
Weighted average number
 of shares outstanding -
 basic and diluted
 at 3/31/00                 26,037,316   21,420,000   26,037,316   21,420,000
                           ============ ============ ============ ============

                        FOUNTAIN COLONY VENTURES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        Six months    Six months
                                                        Ended         Ended
                                                        December 31,  December 31,
                                                        2000          1999
                                                        ------------- -------------
                                                        (Unaudited)   (Unaudited)
Cash flows provided by (used for) operating activities:
Net income (loss)                                       $    100,039  $     (3,828)

Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
Depreciation                                                 258,915       183,491
Loss on disposal of property                                  37,348             -
Unrealized loss (income) on investment                        31,582        51,440

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                         (662,822)     (390,661)
Accounts and advances receivable, related party            1,243,208       (97,383)
Prepaid expenses and other receivables, net of
  allowance for doubtful accounts                           (619,828)     (207,764)
Inventory                                                    (60,481)      200,600

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts payable and accrued expenses                      1,121,691       (22,319)
Accounts payable, related party                                    -      (491,431)
Accrued tax and penalties payable                         (1,561,435)     (590,532)
Refundable deposits                                          (80,966)      (89,475)
                                                        ------------- -------------

     Total adjustments                                      (292,788)   (1,454,034)
                                                        ------------- -------------

    Net cash provided by operating activities               (192,749)   (1,457,862)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment                       (887,028)     (205,700)
Change in short-term investment                               81,482      (129,331)
Proceeds from loans receivable                                 7,582             -
Purchase of investment securities                            (45,839)      (98,702)
                                                        ------------- -------------

    Net cash used for investing activities                  (843,803)     (433,733)
                                                        ------------- -------------

Cash flows provided by (used for) financing activities:
Proceeds from long-term debt                               1,202,614     2,830,649
Payment on long-term debt                                 (1,127,305)   (1,457,754)
(Increase)decrease in bank loans                             547,136       811,897
Payment on bank loans                                              -             -
Capital contribution                                         647,258             -
                                                        ------------- -------------

    Net cash provided by financing activities              1,269,703     2,184,792
                                                        ------------- -------------

Other, net                                                   (49,337)       25,284

Net increase (decrease)in cash                               183,814       318,481
Cash, beginning of year                                       85,030       143,131
                                                        ------------- -------------
Cash, end of year                                       $    268,844  $    461,612
                                                        ============= =============


Supplemental disclosure of non-cash investing and financing activities:

  Interest paid                                         $     70,809  $     78,145
                                                        ============= =============
  Income taxes paid                                     $  1,583,861  $    744,982
                                                        ============= =============


                    FOUNTAIN COLONY VENTURES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 2000


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

                  SIX MONTHS ENDED DECEMBER 31, 2000

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

                  SIX MONTHS ENDED DECEMBER 31, 2000



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

      In December of 2000, the president and majority shareholder entered into an agreement to contribute an additional $1,957,570 of capital to the corporation, no later than June 30, 2001. At December 31, 2000 the president and majority shareholder contributed $261,438 towards this obligation.