Form 10QSB
period 2001-03-31
FOUNTAIN COLONY VENTURES INC
filed 2001-05-10
CIK 1080291

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the quarterly period ended 03/31/01
                       Commission file number 33-27230

                        FOUNTAIN COLONY VENTURES, INC.
       ________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

                Colorado                            95-4798345
      ____________________________         __________________________
      (State or other jurisdiction        (IRS Employer Identification
          of incorporation or                         Number)
              organization)



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

     As of April 30, 2001, the issuer had outstanding 26,037,361 shares of its Common Stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The unaudited consolidated balance sheet of Fountain Colony Ventures, Inc., a Colorado corporation, as of March 31, 2001, the unaudited related consolidated statements of operations for the three month and nine month periods ended March 31, 2001 and 2000, the unaudited related consolidated statements of cash flows for the nine month periods ended March 31, 2001 and 2000, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

      Fountain Colony and Green Medical have a fiscal year ending on June 30. As of the end of Fountain Colony's last fiscal year, June 30, 2000, Green Medical Company, Ltd. owned and operated 18 pharmacies. Effective July 1, 2000 Mr. Katumori Hayashi contributed an additional 7 pharmacies to Green Medical bringing the total number of pharmacies owned and operated by Green Medical to 25. As of March 31, 2001, Green Medical owned and operated a total of 25 pharmacies in Japan.

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

Item 2.      Management's Discussion and Analysis or Plan of Operation.

      (a)  Plan of Operation.  Not Applicable.

      (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

      During the three months ended March 31, 2001, Fountain Colony incurred a net loss in the amount of ($1,102), or approximately ($0.000) per share, compared to net income of $341,975, or approximately $0.02 per share, for the three months ended March 31, 2000. During the nine months ended March 31, 2001, Fountain Colony earned net income in the amount of $95,882, or approximately $0.004 per share, compared to net income in the amount of $334,704, or approximately $0.016 per share, for the nine months ended March 31, 2000.

      As a result of Fountain Colony's expansion from operating 18 pharmacies during the three month period ended March 31, 2000 to operating 25 pharmacies during the three month period ended March 31, 2001, Fountain Colony recorded revenue of $4,364,453 for the three month period ended March 31, 2001 compared to $3,489,070 for the three month period ended March 31, 2000. Fountain Colony recorded a gross profit of $1,965,963 or 45% for the three month period ended March 31, 2001 compared to $1,884,628 or 54% for the three month period ended March 31, 2000. Operating expenses increased by $566,490 to $1,921,652 for the three month period ended March 31, 2001 as compared to $1,355,162 for the three month period ended March 31, 2000. These increases in revenue and operating expenses are attributable to the additional stores. For the three months ended March 31, 2001, income from operations was $44,311 as compared with $529,466 for the corresponding period of the preceding year, a decrease of $485,155, attributable to reduced gross profit on sales, as the Japanese Health and Welfare Ministry

("JHWM") which regulates the retail price of prescriptions in Japan, imposed a 10% reduction in retail prices.

      Fountain Colony recorded revenue of $12,918,759 for the nine month period ended March 31, 2001 compared to $9,688,125 for the nine month period ended March 31, 2000. The increase in revenue was attributable to the increased number of pharmacies operated in the later period. Fountain Colony recorded a gross profit of $5,977,363 or 46% for the nine month period ended March 31, 2001 compared to $4,837,047 or 50% for the nine month period ended March 31, 2000. Operating expenses increased by $1,483,214 to $5,654,293 for the nine month period ended March 31, 2001 as compared to $4,171,079 for the nine month period ended March 31, 2000. For the nine months ended March 31, 2001, income from operations was $323,070 as compared with $665,968 for the corresponding period of the preceding year, a decrease of $342,898 attributable to the reduction in the retail selling price of prescription drugs by the JHWM.

      Operating expenses in the aggregate increased because of increases in director compensation and increased professional fees associated with becoming a reporting company in the United States, as well as increased operating expenses arising from additional stores.

      Net income for the nine months ended March 31, 2001 was $95,882 as compared to net income of $334,704 in the corresponding period of the preceding year. During the prior year the Japanese taxing authorities assessed penalties and interest related to prior years, which caused the provision for income taxes to increase to $354,175 on pre-tax net income of $688,879. During fiscal 2001 the income tax provision approximates the combined Japanese federal, local and business effective tax rate of approximately 42%.

Liquidity and Capital Resources

      Fountain Colony's shareholders' equity increased $1,272,681 from $2,454,684 at June 30, 2000 to $3,727,365 at March 31, 2001. This increase was largely due to: (1) the contribution of the net assets of approximately $385,000 of seven pharmacies to Green Medical Company, Ltd. by Fountain Colony's president and majority shareholder, which occurred on July 1, 2000;
(2) contributions to capital of $261,438 and $949,216 made by Fountain Colony's president and majority shareholder in December 2000 and March 2001, respectively; (3) Fountain Colony's net income of $95,882 earned during the nine months ended March 31, 2001; and (4) reduced by an other comprehensive loss of ($371,310) arising from foreign currency translations. Fountain Colony's president and majority shareholder has agreed to contribute an additional 56,550,000 Japanese Yen (approximately $456,416 U.S. Dollars based on the current exchange rate) to capital on or before June 30, 2001.

      Fountain Colony's current assets as of March 31, 2001 were $5,127,394 compared to $5,274,759 at June 30, 2000. Fountain Colony's current liabilities as of March 31, 2001 were $5,742,963 compared to $5,283,849 at June 30, 2000. The increase in current liabilities was a result of increased trade payables and accrued expenses as a result of expansion. Additionally, bank loans increased to enable the company to pay tax liabilities.

      Fountain Colony's accounts receivable increased by $522,085 from $1,905,772 as of June 30, 2000 to $2,427,857 as of March 31, 2001. Inventory
decreased by $192,418 from $1,235,476 as of June 30, 2000 to $1,043,058 as of
March 31, 2001. Accounts and advances receivable from related party decreased $1,342,242 from $1,342,242 at June 30, 2000 to $0 at March 31, 2001. Property
and equipment, net of accumulated depreciation, increased $227,358 from $4,248,455 at June 30, 2000 to $4,475,813 at March 31, 2001. Fountain
Colony's accounts receivable are for prescriptions which are reimbursed by the Japanese Government in approximately 45 days after the end of the period.

      Net cash used for operating activities was $574,234, and investing activities consumed $1,296,393 principally for the acquisition of property and equipment. The consumption of cash was financed by bank borrowings and contributions of capital from a majority shareholder.

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

      (b) Fountain Colony filed the following Current Report on Form 8-K during its third fiscal quarter ended March 31, 2001:

          An Amendment No. 2 to Form 8-K dated October 27, 2000 was filed on February 16, 2001. The Amendment served to amend an earlier current report on Form 8-K dated September 28, 2000 which was filed on September 29, 2000, and Amendment No. 1 to that report dated October 27, 2000 that was filed on November 15, 2000. The amendment concerned an Item 4 disclosure indicating that on October 18, 2000, Fountain Colony decided to dismiss BDO International and/or its affiliates and to engage Stonefield Josephson, Inc. as Fountain Colony's independent auditor.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FOUNTAIN COLONY VENTURES, INC.
                                   (Registrant)


Date: May 7, 2001              By: /s/ Katumori Hayachi
                                   ______________________________________
                                   Katumori Hayashi, Chairman of the
                                   Board of Directors, Chief
                                   Executive Officer, President and
                                   Principal Financial and Chief
                                   Accounting Officer

                                 APPENDIX "A"


                        FOUNTAIN COLONY VENTURES, INC.

                                BALANCE SHEET


                                                               March 31, 2001
                                                               ==============
                                                                (Unaudited)

                                  ASSETS

Current assets:
Cash and cash equivalents                                      $   1,329,282
Accounts receivable                                                2,427,857
Accounts and advances receivable, related party                            -
Prepaid expenses and other receivables, net of allowance
  for doubtful accounts                                               86,762
Inventory                                                          1,043,058
Marketable securities, at market value (original cost $244,231)       75,787
Short-term investment                                                110,573
Deferred tax                                                          40,031
Current maturities of long-term loans receivable                      14,044
                                                               --------------
     Total current assets                                          5,127,394
                                                               --------------

Property and equipment, net of accumulated depreciation            4,475,813

Long-term loans receivable, net of current maturities                 18,563

Investment in securities, at market value
 (original cost $95,848)                                             358,289

Investments- other                                                   194,697

Other assets:
   Lease deposits                                                    730,188
   Advanced payments on new store sites                              960,452
   Deferred taxes                                                    169,062
   Other                                                             196,218
                                                               --------------
                                                                   2,055,920
                                                               --------------

                                                               $  12,230,676
                                                               ==============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities-
 Accounts payable and accrued expenses                         $   3,641,019
 Accrued tax and penalties payable                                       726
 Bank loans and current maturities of long-term debt               1,967,598
 Current maturities of obligation under capital leases                84,290
 Refundable deposits                                                  49,330
                                                               --------------
     Total current liabilities                                     5,742,963

Long-term debt, less current maturities                            2,438,592

Obligation under capital leases, less current maturities             321,756

Shareholders' equity:
Preferred stock; $0.001 par value, 10,000,000 authorized,
  no shares issued and outstanding                                         -
Common stock; $.001 par value, 50,000,000 shares authorized
  26,037,316 shares issued and outstanding                            92,091
Additional paid in capital                                         4,515,803
Other comprehensive loss                                            (545,726)
Accumulated deficit                                                 (334,803)
                                                               --------------
     Total shareholders' equity                                    3,727,365
                                                               --------------

                                                               $  12,230,676
                                                               ==============

The accompanying notes are an integral part of these financial statements.

                        FOUNTAIN COLONY VENTURES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                        Three months   Three months    Nine months    Nine months
                                            ended           ended         ended           ended
                                       March 31, 2001 March 31, 2000 March 31, 2001  March 31, 2000
                                       -------------- -------------- --------------- --------------
                                         (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Revenue                                $   4,364,453  $   3,489,070  $   12,918,759  $   9,688,125

Cost of Revenue                            2,398,490      1,604,442       6,941,396      4,851,078
                                       -------------- -------------- --------------- --------------

Gross profit                               1,965,963      1,884,628       5,977,363      4,837,047

Operating expenses:
  General and Administrative               1,775,937      1,278,670       5,234,785      3,922,525
  Depreciation                               145,715         76,492         419,508        248,554
                                       -------------- -------------- --------------- --------------
     Total operating expenses              1,921,652      1,355,162       5,654,293      4,171,079

Income from operations before other
  income (expense)                            44,311        529,466         323,070        665,968
                                       -------------- -------------- --------------- --------------
Other income (expense):
  Loss on disposal of property                     -              -         (38,352)             -
  Unrealized income (loss) on investment        (926)       132,986         (33,315)        83,203
  Miscellaneous income (expense)               5,927         15,647          48,183         63,701
  Interest expense                           (50,653)       (50,958)       (126,041)      (123,993)
                                       -------------- -------------- --------------- --------------
                                             (45,652)        97,675        (149,525)        22,911
                                       -------------- -------------- --------------- --------------

  Net income (loss) before provision
   for income taxes                           (1,341)       627,141         173,545        688,879

  Provision for income taxes                    (239)       285,166          77,663        354,175
                                       -------------- -------------- --------------- --------------

  Net income (loss)                    $      (1,102) $     341,975  $       95,882  $     334,704
                                       ============== ============== =============== ==============
  Net income (loss) per share -
   basic and diluted                   $       (0.00) $        0.02  $         0.00  $        0.02
                                       ============== ============== =============== ==============
Weighted average number of shares
 outstanding -  basic and diluted         26,037,361     21,420,000      26,037,361     21,420,000
 at 3/31/00                            ============== ============== =============== ==============

The accompanying notes are an integral part of these financial statements.



                      FOUNTAIN COLONY VENTURES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                               Nine months ended Nine months ended
                                                                 March 31, 2001   March 31, 2000
                                                                 --------------   --------------
                                                                   (Unaudited)     (Unaudited)
Cash flows provided by (used for) operating activities:
 Net income (loss)                                               $      95,882    $     334,704

 Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
 Depreciation                                                          379,487          254,689
 Loss on disposal of property                                           34,693                -
 Unrealized loss (income) on investment                                 30,137          (85,257)

 Changes in assets and liabilities:
 (Increase) decrease in assets:
 Accounts receivable                                                  (805,105)        (439,419)
 Accounts and advances receivable, related party                     1,151,397                -
 Prepaid expenses and other receivables, net of allowance
   for doubtful accounts                                            (1,460,288)         (89,584)
 Inventory                                                               8,942         (133,686)

 Changes in assets and liabilities:
 (Increase) decrease in assets:
 Accounts payable and accrued expenses                               1,493,521           10,771
 Accounts payable, related party                                             -         (231,397)
 Accrued tax and penalties payable                                  (1,466,893)        (474,873)
 Refundable deposits                                                    59,875          (28,780)
                                                                 --------------   --------------

   Total adjustments                                                  (574,234)      (1,217,536)
                                                                 --------------   --------------

   Net cash used for operating activities                             (478,352)        (882,832)

Cash flows provided by (used for) investing activities:
 Acquisition of property and equipment                                (745,973)        (179,547)
 Change in short-term investment                                        54,883         (158,267)
 Proceeds from loans receivable                                         10,533                -
 Purchase of investment securities                                    (230,016)         (95,261)
                                                                 --------------   --------------

    Net cash used for investing activities                            (910,573)        (433,075)
                                                                 --------------   --------------
Cash flows provided by (used for) financing activities:
 Proceeds from long-term debt                                        1,783,697        2,835,610
 Payment on long-term debt                                          (1,406,603)      (1,647,632)
(Increase)decrease in bank loans                                     1,130,182          146,641
Capital contribution                                                 1,210,654                -
                                                                 --------------   --------------

    Net cash provided by financing activities                        2,717,930        1,334,619
                                                                 --------------   --------------

Effect on exchange rate change on cash and cash equivalents            (84,753)          27,921

Net increase (decrease) in cash                                      1,244,252           46,633
Cash, beginning of year                                                 85,030          143,131
                                                                 --------------   --------------

Cash, end of year                                                $   1,329,282    $     189,764
                                                                 ==============   ==============

Supplemental disclosure of cash flow information:
  Interest paid                                                  $     114,279    $     124,076
                                                                 ==============   ==============
  Income taxes paid                                              $   1,467,458    $     761,454
                                                                 ==============   ==============

Supplemental disclosure of non-cash investing and financing activities:
  Contribution of net assets of seven pharmacies
    by a majority shareholder                                    $     385,820    $           -
                                                                 ==============   ==============




The accompanying notes are an integral part of these financial statements.

         FOUNTAIN COLONY VENTURES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED MARCH 31, 2001

(1)  Basis of Presentation

     General:

     Fountain Colony Ventures, Inc. was organized as a Delaware corporation on May 6, 1988, under the name of Argyle Funding, Incorporated. Its initial business purpose, as a blank check company, was to search for and acquire one or more appropriate businesses, whether it be through purchase, merger or other business combination. On February 19, 1999, the domicile of the corporation was changed from Delaware to the State of Colorado, and thereafter, the Company changed its name to Fountain Colony Ventures, Inc.

     On April 6, 2000, Fountain Colony Ventures, Inc., and Green Medical Company, Ltd., a Japanese corporation ("Green Medical") and its sole shareholder consummated a stock for stock exchange in a reverse merger. The sole shareholder of Green Medical transferred ownership of one hundred percent of all the issued and outstanding shares of capital stock of Green Medical to Fountain Colony in exchange for 21,420,000 newly issued shares, approximately 85%, of the common stock, $0.001 par value, of Fountain Colony. At that time, the former management of Fountain Colony resigned and was replaced by the same persons who serve as officers and directors of Green Medical Company, Ltd. Inasmuch as the former owners of Green Medical controlled the Company after the acquisition, the combination was accounted for under APB 16, as a reverse merger, with Green Medical as acquirer and requiring no adjustment to the carrying value of the assets or liabilities of the acquired entity, Fountain Colony. Proforma operating results, as if the acquisition had taken place at the beginning of the period, have not been presented as the operations of the acquiree were negligible. The financial position and results of operations of the subsidiary is included in the consolidated statements of the Company.

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

         FOUNTAIN COLONY VENTURES, INC. AND SUBSIDIARIES

                 NINE MONTHS ENDED MARCH 31, 2001


(1) Basis of Presentation, Continued:

     Interim Financial Statements:

     The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Fountain Colony Ventures, Inc. and subsidiaries (the "Company") on Form 10-KSB for the year ended June 30, 2000.

     Principles of Consolidation:

     The accompanying consolidated statements include the accounts of Fountain Colony Ventures, Inc. and subsidiary. All significant intercompany transactions and accounts have been eliminated.

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

         FOUNTAIN COLONY VENTURES, INC. AND SUBSIDIARIES

                 NINE MONTHS ENDED MARCH 31, 2001

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

In December of 2000, the president and majority shareholder entered into an agreement to contribute an additional $1,957,570 of capital to the corporation, no later than June 30, 2001. At March 31, 2001, the president and majority shareholder contributed $1,210,654 towards this obligation.